Form 10KSB
period 2006-12-31
Restaurant Acquisition Partners, Inc.
filed 2007-04-02
CIK 1340995

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 000-52262

RESTAURANT ACQUISITION PARTNERS, INC.
(Name of Issuer in Its Charter)

Delaware	02-753484
(State of Incorporation)	(I.R.S. Employer Identification No.)

5950 Hazeltine National Drive, Suite 290 Orlando, Florida	32822-5007
(Address of principal executive offices)	(zip code)

(407) 240-9190
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Units consisting of one share of Common Stock and two Warrants
(Title of Class)

Common Stock, par value $0.0001 per share
(Title of Class)

Warrants exercisable for one share of Common Stock
(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes    ☒    No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes   ☒    No   ☐

Issuer’s revenues for the fiscal year ended December 31, 2006 were $32,972.

As of March 26, 2007, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $7,539,165.

As of March 26, 2007, there were 4,166,667 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes: ☐; No: ☒.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB (the “Report”) are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Restaurant Acquisition Partners, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations about future events and may involve numerous risks and uncertainties that could cause actual results to differ materially from those described in such statements. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such assumptions and expectations will prove to have been correct. Factors beyond the Company’s control that might cause the Company’s actual results to differ materially from such forward-looking statements include, but are not limited to: general economic conditions, geopolitical events or regulatory changes, consumer spending levels, the uncertainty of public response to the Company’s properties, significant competition in the restaurant industry, costs associated with continued compliance with government regulations and the ability of the Company to successfully implement its business strategy. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Restaurant Acquisition Partners, Inc. (“we”, “us”, “our”, the “Company” or the “Registrant”) is a blank check company incorporated in the State of Delaware on October 3, 2005 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the restaurant industry.

On December 20, 2006, we closed our initial public offering of 3,333,333 units with each unit consisting of one share of our common stock and two warrants each to purchase one share of our common stock at an exercise price of $4.50 per share. The units from the initial public offering were sold at an offering price of $6.00 per unit, generating total gross proceeds of $20,000,000.

After deducting certain underwriting discounts and non-accountable expense allowances, certain offering expenses and the repayment of loans made by the officers and directors of the Company paid at closing, the total net proceeds distributed to us from the offering were $18,812,502, of which $18,575,000 (which includes $1,050,000 deferred payment of underwriting discounts and non-accountable expense allowance to Capital Growth Financial LLC (“Capital Growth”) and Tejas Securities Group, Inc. (“Tejas Securities”), the underwriters in the public offering) were deposited into the trust account. A total amount of $19,535,000 was deposited into the trust account reflecting the $18,575,000 of net proceeds distributed from the offering noted above and $960,000 of net proceeds relating to the sale of 1,500,000 warrants at $0.64 per warrant to the Company’s founding shareholders in a concurrent private sale. The remaining net proceeds distributed from the offering of $237,502 and interest and other earnings on the net proceeds held in the trust account up to $1,025,000, after giving effect to applicable taxes, may be used to pay for accrued offering expenses of $223,315 and business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

After deducting all underwriting discounts and non-accountable expense allowances, including deferred discounts and allowances, and all offering expenses, the total net proceeds to us from the offering were $17,510,000.

Through December 31, 2006, we have used none of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remained on deposit in the trust fund earning interest. As of December 31, 2006, there was $19,567,972 held in the trust fund.

 We intend to focus on restaurant businesses in market segments that we believe possess potential for attractive returns, either in terms of significant revenue growth opportunities or in terms of unique opportunities to expand profitability and cash flow. We believe the casual dining portion of the full service segment and the quick service segment of the restaurant industry currently provide the most attractive investment opportunity. As indicated below under "Effecting a Business Combination—Selection of a Target Business and structuring of a business combination," growth potential is a leading criterion for selecting a target. Accordingly, in light of demographic changes taking place in the United States, we expect that the casual dining portion of the full service segment and the quick service segment in particular will present the most attractive opportunities. While we have not determined all of the other desired attributes and criteria of potential targets, we will generally seek to identify targets that we believe will generate a favorable return on our investment. We plan to seek executive management teams who have demonstrated the ability to operate and profitably grow restaurant chains. We will look to create competitive advantages in a given market place.

Effecting a Business Combination

General

        We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to use cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of these in effecting business combinations. Although substantially all of the net proceeds of our initial public offering are intended to be generally applied toward effecting a business combination, the proceeds were not otherwise designated for any more specific purposes. Accordingly, our investors will invest in us without an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company that does not need substantial additional capital but that desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to complete a business combination with a company that may be financially unstable or in the early stages of development or growth, which would subject us to the numerous risks inherent in such companies.

Sources of Target Businesses

        We anticipate that our officers and directors as well as their affiliates will bring to our attention target business candidates. We believe that the various relationships they have developed over their careers, together with their direct inquiries, will generate a number of potential target businesses that will warrant further investigation.

        Target business candidates may also be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, leveraged buyout funds, hedge funds, attorneys, management buyout funds and other members of the financial community who are aware that we are seeking a business combination partner via public relations and marketing efforts, direct contact by management or other similar efforts and who may present solicited or unsolicited proposals.

        We do not currently expect to engage the services of brokers or professional firms that specialize in locating business acquisition opportunities on any formal basis, though we may engage these brokers or firms in the future. We may pay (from the proceeds of our initial public offering not in trust) finders' fees or compensation to third parties for their efforts in introducing us to potential target businesses which we would negotiate at the time. Such payments, which are typically, although not always, calculated as a percentage of the dollar value of the transaction, could be paid to entities we engage for this purpose or ones that approach us on an unsolicited basis and while payment of finders' fees is customarily tied to completion of a transaction (and certainly would be in the case of an unsolicited proposal), we may pay fees to a finder whether or not a business combination is completed. In no event, however, will we pay any of our existing officers, directors or stockholders or any entity with which they are affiliated any finder's fee or other compensation for services rendered to us prior to or in connection with the completion of a business combination. In addition, none of our officers, directors, or founding stockholders will receive any finder's fee, consulting fees or any similar fees from any person or entity in connection with any business combination involving us other than any compensation or fees that may be received for any services provided following such business combination.

Selection of a Target business and Structuring of a Business Combination

        Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80 percent of our net assets at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will consider, among other factors, the following:

•	growth potential;

•	cash flow potential;

•	financial condition and results of operations;

•	capital requirements;

•	experience and skill of management and availability of additional personnel;

•	costs associated with effecting the business combination;

•	competitive position;

•	barriers to entry by competitors;

•	stage of development;

•	degree of current or potential market acceptance;

•	attractiveness of real estate;

•	geographic location; and

•	economic conditions in the area.

        These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

        Where possible, we will attempt to structure an initial transaction to achieve the most favorable tax treatment to us, the target and both companies' stockholders, taking into account other terms of the transaction. Depending on the circumstances of any acquisition, however, we may not be able structure a transaction in the most tax advantageous manner. Further, we cannot assure you that the Internal Revenue Service or appropriate state tax authorities will agree with our tax treatment of any transaction.

        The structure of a particular business combination may take the form of a merger, capital stock exchange, asset acquisition or other similar structure. Although we have no commitments as of the date of this Report to issue our securities, we may issue a substantial number of additional shares of our common stock to complete a business combination or portfolio or real estate acquisition. Our management team has experience using both equity and debt to finance acquisitions. We believe that effective use of leverage can produce a higher return for investors than the return available from unleveraged acquisitions. It is likely that we will borrow capital in addition to using the proceeds of our initial public offering to complete our initial business combination.

        The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. However, we will not pay any finder's or consulting fees to our founding stockholders, or any of their respective affiliates, for services rendered to or in connection with a business combination.

Fair Market Value of Target Business

        The initial target business that we acquire must have a fair market value equal to at least 80 percent of our net assets (all of our assets, including funds held in trust, less our liabilities, including deferred underwriting compensation and deferred non-accountable expense allowance) at the time of such acquisition. The fair market value of such business will be determined by our Board of Directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. Given that any opinion, if obtained, would merely state that fair market value meets the 80 percent of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors determines that the target business has sufficient fair market value.

        To further minimize potential conflicts of interests, we have agreed not to complete a business combination with an entity which is affiliated with any of our founding stockholders.

Possible Lack of Business Diversification

        While we may seek to effect business combinations with more than one target business, our initial business combination must be with a target business or businesses which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, it is likely that we will have the ability to effect only one, or perhaps two, business combinations. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•
subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination; and

•	result in our dependency upon the development or market acceptance of a single or limited number of restaurant chains.

Limited Ability to Evaluate the Target Business's Management

        Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business's management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. While it is our intention that our officers will devote their full efforts to our affairs subsequent to a business combination and that one or more of our directors will remain associated in some capacity with us following a business combination, the future role of our officers and directors in the target business cannot presently be stated with any certainty. Our current management will only be able to remain with the combined company after the completion of a business combination if they are able to negotiate and agree to mutually acceptable employment terms in connection with any such combination, which terms would be disclosed to stockholders in any proxy statement relating to such transaction. While it is possible that one or more of our non-officer directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

        Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that the managers we hire will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for Stockholder Approval of Business Combination

        Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended (the "Exchange Act") which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

        In connection with the vote required for any business combination, our three founding stockholders (who are also our sole officers and who hold three of our four board of director seats), have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders. This voting arrangement does not apply to shares purchased following our initial public offering in the open market thereby; however, our three founding stockholders have agreed to vote such shares in favor of any business combination they present to the stockholders. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20 percent of the shares sold in our initial public offering exercise their conversion rights. We regard the conditions to approval of the initial business combination contained in Article Fifth of our Fourth Amended and Restated Certificate of Incorporation as obligations to our stockholders, and neither we nor our board of directors intends to take any action to modify or waive such provisions.

Conversion Rights

        At the time we seek stockholder approval of any business combination, we will offer each public stockholder (but not our founding stockholders) the right to have such stockholder's shares of common stock converted into cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust account (calculated as of two business days prior to the completion of the proposed business combination), including $0.315 per share attributable to the amount of deferred underwriting compensation and non-accountable expense allowance, and accrued account interest that remains, divided by the number of shares sold in our initial public offering. The initial per-share conversion price would be $5.86, or $0.14 less than the per-unit offering price of $6.00. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. If a stockholder votes against the business combination but fails to properly exercise its conversion rights, such stockholder will not have its shares of common stock redeemed for its pro rata distribution of the trust fund. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. The funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who redeem their stock for their share of the trust account still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders owning 20 percent or more of the shares sold in our initial public offering exercise their conversion rights. Our initial stockholders are not entitled to convert those shares of common stock acquired by them prior to our initial public offering into a pro rata share of the trust account. In addition, if our initial stockholders acquire shares of common stock following our initial public offering in the open market, our initial stockholders have agreed to vote such shares in favor of a business combination, meaning our initial stockholders cannot exercise conversion rights that are exercisable by our public stockholders.

Plan of Dissolution and Liquidation if No Business Combination

        If we do not complete a business combination by June 20, 2008, 18 months after the completion of our initial public offering, or by December 20, 2008, 24 months after the completion of our initial public offering, if the extension criteria described below have been satisfied, we will be dissolved and distribute to all of our public stockholders in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest remaining therein, plus any remaining net assets. In the event we seek stockholder approval for a plan of dissolution and distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our Fourth Amended and Restated Certificate of Incorporation, our board has agreed to dissolve after the expiry of those time periods (assuming that there has been no business combination consummated), and furthermore, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released. Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose. Immediately upon the approval by our stockholders of our plan of dissolution and distribution, we will liquidate our trust account to our public stockholders. Our founding stockholders have waived their rights to participate in any liquidation distribution with respect to shares of common stock owned by them immediately prior to our initial public offering. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of dissolution, which we currently estimate to be approximately $50,000 to $75,000, from our remaining assets outside of the trust account. In addition, certain of our officers have agreed to indemnify us for certain claims of creditors to the extent that we fail to obtain valid and enforceable waivers from such entities in order to protect the amounts held in trust.

        If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account that has not been released to the Company, the initial per-share liquidation price as of December 31, 2006 would be approximately $5.86. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Messrs. Thomas, Creed and Culp have agreed pursuant to agreements with us and the underwriters that, if we liquidate prior to the completion of a business combination, they will severally and not jointly (one-third each) be personally liable to pay debts and obligations to vendors that are owed money by us for services rendered or products sold to us in excess of the net proceeds of our initial public offering not held in the trust account at that time, only if such vendors do not provide valid and enforceable waivers to any rights or claims to the trust account. It is our intention that all vendors, prospective target businesses and other entities that we engage will execute agreements with us waiving any right to the monies held in the trust account.

        We will dissolve and liquidate our trust account to our public stockholders if we do not complete a business combination by June 20, 2008 (or by December 20, 2008 if certain extension criteria have been satisfied).

        If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to June 20, 2008 but are unable to complete the business combination by June 20, 2008, then we will have until December 20, 2008 in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by December 20, 2008, we will then liquidate. Upon notice from us, the trustee of the trust account will commence liquidating the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders as part of our plan of dissolution and distribution. Our instruction to the trustee would be given promptly after June 20, 2008 or December 20, 2008, as applicable.

        Our public stockholders will be entitled to receive funds from the trust account only in the event of our liquidation or if the stockholders seek to convert their respective shares into cash upon a business combination that the stockholder voted against and that is completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account.

Competition

        In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we and our financial resources will be relatively limited when contrasted with those of many of these competitors. Further:

•	our obligation to convert into cash a portion of shares of common stock held by our public stockholders may reduce the resources available to us for a business combination; and

•	our outstanding warrants and option, and the future dilution they potentially represent, may not be viewed favorably by target businesses.

        Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that to the extent that our target business is a privately held entity, our status as a well-financed public entity and the substantial industry expense of our officer and directors may give us a competitive advantage over entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

        If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively. We will compete for customers with many well-established restaurant companies on the basis of taste, quality and price of product offered, customer service, atmosphere, location and overall guest experience. We will compete with other restaurants, delicatessens, cafes, bars, take-out food service companies, supermarkets and convenience stores. Aggressive pricing by our competitors or the entrance of new competitors into our markets could reduce our sales and profit margins. We expect to spend significant resources to differentiate our customer experience from the offerings of our competitors.

        Many of our potential competitors have substantially greater financial and other resources than we do, which may allow them to react to changes in pricing, marketing and the restaurant industry better than we can. As competitors expand their operations, we expect competition to intensify. We also will compete with other employers in our markets for hourly workers and may be subject to higher labor costs. There are a great number of restaurants, both locally owned and members of regional or national chains, with which a potential target may compete directly and indirectly. Some competitors may be significantly larger, have greater financial and other resources, have been in existence longer and are better established in areas where the restaurants of a potential target are, or will be, located.

Variable Conditions

        The restaurant industry is vulnerable to changes in economic and political conditions, on both national and local levels. In particular, future terrorist attacks and military and governmental responses and the prospect of future wars may exacerbate negative changes to economic conditions. When economic or political conditions worsen, guests may reduce their level of discretionary spending. We believe that a decrease in discretionary spending (including that resulting from higher consumer energy costs) could impact the frequency with which guests choose to dine out or the amount they spend on meals while dining out, thereby adversely affecting restaurant sales and results of operations. Additionally, a decrease in discretionary spending could adversely affect the ability to price menu items at favorable levels, adversely affecting sales and results of operations.

        Seasonality, inclement weather and other variable factors may adversely affect our sales and results of operations and could cause our quarterly results to fluctuate and fall below expectations of securities analysts and investors, resulting in a decline in our stock price. Our business will be subject to significant seasonal fluctuations and weather influences on consumer spending and dining out patterns. Inclement weather may result in reduced frequency of dining at our restaurants. As a result, we believe that our quarterly operating results will vary in the future.

        Other factors such as unanticipated increases in labor, commodity, energy, insurance or other operating costs may also cause our quarterly results to fluctuate.

Credit Card Sales

        In connection with credit card sales, we will transmit confidential credit card information securely over public networks and store it in our data warehouse. Third parties may have the technology or know-how to breach the security of this customer information, and our security measures may not effectively prohibit others from obtaining improper access to this information. If a person is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and any resulting negative publicity could significantly harm our reputation.

Employees

        The Company currently has no employees other than its three executive officers: Christopher R. Thomas, Chief Executive Officer and President, Clyde E. Culp III, Executive Vice President and Chairman of the Board of Directors and John M. Creed, Vice President, Secretary and Director. Each of Messrs. Thomas and Culp has informed us that he intends to devote approximately 40 percent of his business time (on average) each month pursuing our initial business combination. The amount of time he will devote in any time period will vary based on the availability of suitable target businesses to investigate as well as the stage of a potential business combination. We do not intend to have any full-time employees prior to the completion of a business combination. Messrs. Thomas, Culp and Creed intend to actively participate in the development and management of our business.

        Risk Factors

In addition to other information included in this Report, the following factors should be considered in evaluating our business and future prospects.

        Risks Related to Our Business

        We are a development stage company with no operating history and, accordingly, there is no basis on which to evaluate our ability to achieve our business objective.

        We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, there is no basis upon which to evaluate our ability to achieve our business objective, which is to acquire one or more operating businesses in the restaurant industry. We will not generate any operating revenues until we complete a business combination. We cannot assure you as to when or if a business combination will occur.

        If we are unable to complete a business combination, we will be forced to liquidate the Company and distribute the trust account, and our stockholders will receive $5.86 or less per share and our warrants will expire worthless.

        If we are unable to complete a business combination within the required time frame and are forced to liquidate the Company, the per-share liquidation distribution will be $5.86 or less because a portion of the proceeds and interest and other earnings on amounts deposited in trust will be used for the expenses of our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. We may also use a portion of the funds not being deposited in trust as a down payment or to fund a down payment, lock-up or "no-shop" provision with respect to a particular business combination, although we do not have any current intention to do so. Furthermore, there will be no distribution with respect to our outstanding warrants and, accordingly, the warrants will expire worthless if we liquidate the trust account as part of our plan of dissolution and distribution in the event we do not complete a business combination within the required time periods.

        If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders would be less than $5.86 per share.

        Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors, prospective target businesses or other entities that we engage or do business with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, we cannot assure you that they will execute such agreements or, even if they execute such agreements, that they would be prevented from bringing claims against the trust account. In addition, we cannot assure you that such entities will agree to waive any future claims they may have in connection with any negotiations, contracts or agreements with us and that they will not seek recourse against the trust account for any reason. We may elect to enter into arrangements with such parties even if they do not execute such waivers if we believe that the arrangements would be in the best interest of our stockholders. In connection with any business combination we pursue, we will likely engage vendors to provide legal, accounting, financial advisory, investment banking, consulting, printing and proxy solicitation services. If we liquidate before we complete a business combination and distribute the proceeds held in trust to our public stockholders, then Messrs. Thomas, Creed and Culp, our initial officers and directors, severally and not jointly (one-third each) will be personally liable to pay any of our debts and obligations to vendors (which does not include, for example, third party creditors) that are owed money by us for services rendered or products sold to us in excess of the net proceeds of our initial public offering not held in the trust account at that time, but only to the extent necessary to ensure such debts and obligations do not reduce the amount in the trust account. However, we have not taken any steps to ensure that Messrs. Thomas, Creed and Culp have sufficient funds to satisfy their obligations in respect of ensuring that the trust account is not depleted and, as a result, they may not be able to satisfy those obligations. They will not be personally liable to pay any of our debts and obligations except as described above. Among other things, they will not have liability to prospective target businesses if we do not complete a business combination with the prospective target businesses, or for claims from any entity other than vendors. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and the per-share liquidation price could be less than $5.86, due to claims of such creditors. In addition, such third party claims could result in the per share redemption price received by stockholders who vote against a business combination and elect to redeem their shares for cash being less than approximately $5.86 per share. Furthermore, in the event that our board recommends and our stockholders approve a plan of dissolution and distribution where it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from the liquidation of our trust account could be liable for claims made by our creditors.

        Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

        We expect that we will dissolve and liquidate our trust account to our public stockholders if we do not complete a business combination by June 20, 2008 (or by December 20, 2008 if certain extension criteria are satisfied). Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder's pro rata share of the claim and the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although we will seek stockholder approval to liquidate the trust account to our public stockholders as part of our plan of dissolution and distribution, we do not intend to comply with those procedures. In the event that the Board recommends and the stockholders approve a plan of dissolution and distribution where it is subsequently determined that the reserve for claims and liabilities was insufficient, stockholders who received a return of funds could be liable for claims made by creditors. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any such liability of our stockholders will likely extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

In the event we must file for bankruptcy, we may not be able to distribute to our stockholders the liquidation amounts due them.

        If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. Furthermore, a distribution of the trust proceeds to our stockholders may be viewed under applicable bankruptcy laws as either a "preferential transfer" or a "fraudulent conveyance", in which case any such distributions would become part of the bankruptcy estate and our stockholders would not receive any distributions until creditors have received their pro rata shares. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders the liquidation amounts due them.

        There is no current basis to evaluate the possible merits or risks of the target business which we may ultimately acquire.

        There is no current basis to evaluate the possible merits or risks of the target business which we may ultimately acquire. We do not intend to combine with a financially unstable company, but we may combine with an entity that is in its developmental stage if we believe such company presents the potential for significant growth. However, to the extent our management's assessment of a target business proves inaccurate and we complete a business combination with a financially unstable company or, alternatively, to the extent we combine with an entity in its development stage, we may be affected by numerous risks inherent in its business operations. Although we will try to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors. An investment in our securities may ultimately prove to be less favorable to our investors than a direct investment, if an opportunity were available, in a target business.

        We may issue shares of our capital stock to complete a business combination which would reduce the equity interest of our stockholders and could cause a change in control of the Company.

        Our Fourth Amended and Restated Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $0.0001 per share. We currently have 37,351,667 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the purchase option granted to the underwriters). We may issue a substantial number of additional shares of our common stock to complete a business combination. The issuance of additional shares of our common stock:

•	may significantly reduce the equity interest of our investors;

•
could cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use any net operating loss carry forwards, and also may result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

        We may issue debt securities to complete a business combination, which debt securities may contain provisions increasing the risks involved in the conduct of our business. These provisions and related risks could include:

•	default and foreclosure on our assets if our operating income and other resources after a business combination were insufficient to pay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	covenants that limit our ability to take certain actions, including acquiring capital assets, making additional acquisitions, or making additional loans or other investments; and

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

        An effective registration statement may not be in place when a stockholder desires to exercise warrants, thus precluding such stockholder from being able to exercise his, her or its warrant and causing such warrants to be practically worthless.

        None of our outstanding warrants will be exercisable, and we may not issue shares of common stock, unless (1) at the time a holder seeks to exercise such warrants, a registration statement is effective with respect to the common stock underlying the public warrants, and (2) the common stock underlying the public warrants has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain an effective registration statement relating to common stock underlying the public warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If a registration statement is not effective with respect to the common stock underlying the public warrants or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited, the holders of warrants may not be able to exercise their warrants and the warrants may expire worthless. We have registered the sale of the common stock issuable upon exercise of the warrants, or are relying on exemptions from registration only, in the following states: Colorado, Delaware, Hawaii, Illinois, New York and Rhode Island, and will have no obligation to register the warrant shares in any other state. Because we will offer and sell the units in Florida but we will not be registering the sale of the common stock issuable upon exercise of the warrants in Florida, residents of Florida may purchase units, but may be unable to exercise their warrants absent an exemption from registration in Florida at the time of intended exercise. If we use our best efforts to register the common stock issuable upon exercise of the public warrants and to maintain an effective registration statement, as required under the warrant agreement, then the holders of such warrants will have no recourse against us if we fail to achieve such conditions. If, however, we do not use our best efforts, then we potentially be liable to the investors for monetary damages resulting from such contract breach.

        In no event (whether in the case of a registration statement not being effective or otherwise) will we be required to net cash settle any warrant exercise.

        The ability of our public stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

        At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder's shares of common stock converted into cash if the stockholder votes against the business combination and the business combination is approved and completed. Because we will not know how many stockholders may exercise such conversion rights, if our business combination requires us to use substantially all of our cash to pay the purchase price, we may either need to reserve part of the trust fund for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination if a larger percentage of stockholders exercise their conversion rights than we expected. That means we may not be able to complete a business combination that requires us to use greater than 80 percent of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

        Some or all of our current officers and directors may resign upon completion of a business combination.

        If we are able to complete a business combination we may not be able to retain our key personnel. Messrs. Thomas, Creed and Culp have advised the Company that they desire to remain actively involved in a management role with the target business following a business combination. However, it is possible that some or all of the management of the target business at the time of the business combination will remain in place in addition to or in lieu of our current management. Alternatively, we may recruit new management team members to join the target business. Moreover, our current management will only be able to remain with the combined company after the completion of a business combination if they are able to negotiate their retention as part of that combination. We have not entered into employment agreements with any of our existing management. Our management intends to negotiate to be retained post-business combination as a condition to any potential business combination; accordingly, they may look unfavorably upon or reject a proposed business combination in respect of which they would not otherwise be retained as management post-business combination.

Our officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to complete a business combination.

        Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the completion of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs; however, Messrs. Thomas and Culp have advised us that they expect to spend a minimum of 40 percent of their business time each month on pursuing our initial business combination. If our executive officers' other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote sufficient time to our business and could have a negative impact on our ability to complete a business combination.

        Our officers and directors are, and may in the future become further, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

        All of our initial officers (who hold three of our four board of director seats) have contractual and fiduciary obligations to or are affiliated with Passport Restaurants, Inc.

        Our officers and directors may in the future become affiliated with entities, including other "blank check" companies, engaged in business activities similar to those intended to be conducted by us. Additionally, after we complete a business combination, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which they have fiduciary obligations. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

        All of our officers (who hold three of our four board of director seats) own shares of our common stock and will own warrants that will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

        All of our officers (who hold three of our four board of directors seats) own stock in the Company and purchased insider warrants upon consummation of our initial public offering, but have waived their right to receive distributions with respect to such stock upon our liquidation prior to a business combination. The warrants will not be exercisable unless we complete a business combination. Consequently, the pre-offering shares owned by our officers and directors and the insider warrants will be worthless if we do not complete a business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business and timely completing a business combination timely. Consequently, our officers' and directors' discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders' best interest.

        Our founding stockholders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the proceeds not deposited in the trust fund unless the business combination is completed and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders' best interest.

        Our founding stockholders, including all of our officers (who hold three of our four board of directors seats), will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the available proceeds not deposited in the trust fund unless the business combination is completed. In such event, our founding stockholders may, as part of any such combination, negotiate the repayment of some or all of any such expenses, with or without interest or other compensation, which if not agreed to by the target business's owners, could cause our management to view such potential business combination unfavorably, thereby resulting in a conflict of interest. The financial interest of our officers and directors could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders' best interest.

        We may not be able to complete a business combination within the required time frame, in which case we would be forced to liquidate.

        We must complete a business combination with a fair market value of at least 80 percent of our net assets at the time of acquisition by June 20, 2008 (or by December 20, 2008 if a letter of intent, agreement in principle or a definitive agreement has been executed by June 20, 2008 and the business combination has not yet been completed by such date). We may not be able to find a suitable target within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline to complete a business combination. If we fail to complete a business transaction within the required time frame, we will be forced to liquidate the Company.

        If a letter of intent, agreement in principle or definitive agreement for a business combination has not been executed prior to April 20, 2008, which is two months before the initial deadline for a business combination, our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution and on such date file a proxy statement with the Securities and Exchange Commission ("SEC") seeking stockholder approval for such plan. If, however, a letter of intent, agreement in principle or definitive agreement for a business combination has been executed prior to June 20, 2008, we will abandon our plan of dissolution and distribution and seek the consummation of that business combination. If a proxy statement seeking the approval of our stockholders for that business combination has not been filed prior to October 20, 2008, our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution, and on such date file a proxy statement with the SEC seeking stockholder approval for such plan.

        Upon dissolution, we will distribute to all of our public stockholders, in proportion to their respective equity interest, an aggregate sum equal to the amount in the trust account, inclusive of any interest. Our founding stockholders have waived their rights to participate in any liquidation distribution with respect to their initial shares and have agreed to vote in favor of any plan of dissolution and distribution which we will present to our stockholders for vote. There will be no distribution from the trust account with respect to our warrants which will expire worthless. We will pay the costs of our dissolution and liquidation, which we currently estimate to be approximately $50,000 to $75,000, of the trust account from our remaining assets outside of the trust fund. Concurrently, we shall pay, or reserve for payment, from funds not held in trust, our liabilities and obligations, although we cannot assure you that there will be sufficient funds for such purpose. In addition, certain of our officers have agreed to indemnify us for claims of certain creditors to the extent that we fail to obtain valid and enforceable waivers from such entities in order to protect the amounts held in trust.

        Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder's pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, as stated above, we will make liquidating distributions to our public stockholders as soon as reasonably possible as part of our plan of dissolution and distribution and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any such liability of our stockholders will likely extend beyond the third anniversary of such dissolution. Because we will not be complying with Section 280, we will seek stockholder approval to comply with Section 281(b) of the Delaware General Corporation Law, requiring us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or potential target businesses. As described above, we intend to have all vendors and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. Certain of our officers have agreed to indemnify us, to the extent we do not obtain valid and enforceable waivers, for certain creditor claims in order to protect the amounts held in the trust account. In the event that the board recommends and our stockholders approve a plan of dissolution and distribution where it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from the liquidation of our trust account could be liable for claims made by creditors.

        Any attempt to complete more than one transaction as our initial business combination will make the combination more difficult to complete.

        We may seek to effect business combinations with more than one target with a combined fair market value of at least 80 percent of our net assets at the time of such transactions. Acquisitions involve a number of special risks, including diversion of management's attention, legal, financial, accounting and due diligence expenses and general risks that transactions will not be completed. To the extent we attempt to complete more than one transaction at the same time, all of these risks will be exacerbated, especially in light of the small size of our management team and our limited financial and other resources. In addition, if our initial transaction entails simultaneous transactions with different sellers, each seller will need to agree that its transaction is contingent upon the simultaneous closing of the other transactions, which may make it more difficult for us, or delay our ability, to complete the initial transaction. As a result, if we attempt to complete our initial transaction in the form of multiple transactions, there is an increased risk that we will not be in a position to complete some or all of those transactions, which could result in our failure to satisfy the requirements for an initial transaction and force us to liquidate.

        Because there are numerous companies with business plans similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

There are numerous similarly structured blank check companies that have completed initial public offerings and there are numerous additional offerings for blank check companies that are still in registration but have not completed their public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings after the date of this Report and prior to our completion of a business combination. While, like us, some of those companies have specific industries in which they must complete a business combination, a number of them may complete a business combination in any industry they choose. We may be subject to competition from these and other companies seeking to complete a business plan similar to ours, which will, as a result, increase demand for privately-held companies to combine with companies structured similarly to ours. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods. If we are unable to find a suitable target business within such time periods, we will be forced to liquidate.

        Acquisitions that we may undertake would involve a number of inherent risks, any of which could cause us not to realize the benefits anticipated to result.

        Following our initial business combination transaction, our strategy will include expanding our assets and operations through additional combinations or acquisitions. Integrating newly-acquired businesses is expensive and time consuming. Combinations and acquisitions involve inherent risks, such as:

•
uncertainties in assessing the value, strengths and potential profitability of, and identifying the extent of all weaknesses, risks, contingent and other liabilities of, acquisition or other transaction candidates;

•	the potential of key management and employees of an acquired business;

•	the ability to achieve identified operating and financial synergies anticipated to result from a combination or acquisition;

•	problems that could arise from the integration of the acquired business or assets; and

•	unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the combination or acquisition.

        Any one or more of these factors could cause us not to realize the benefits anticipated to result from any combination or acquisition or could result in unexpected liabilities.

Risks Related to the Restaurant Industry

        Negative publicity surrounding restaurants or the consumption of beef, seafood, poultry or produce generally, or shifts in consumer tastes, could negatively impact the popularity of restaurants.

        Following our initial business combination, our success will depend, in part, upon the popularity of our food products, our ability to develop new menu items that appeal to consumers and what we believe are emerging trends in consumer preferences. We will also depend on trends toward consumers eating away from home more often. Shifts in consumer preferences away from our restaurants or cuisine, our inability to develop new menu items that appeal to consumers or changes in our menu that eliminate items popular with some consumers could harm our business and future profitability.

        The popularity of restaurants in general, and menu offerings in particular, are key factors to the success of restaurant operations. Negative publicity resulting from poor food quality, illness, injury or other health concerns, whether related to a particular restaurant or to the beef, seafood, poultry or produce industries in general (such as negative publicity concerning the accumulation of carcinogens in seafood, e-coli, Hepatitis A and outbreaks of "mad cow" or "foot-and-mouth" disease), could decrease the appeal of our restaurants to consumers. In addition, other shifts in consumer preferences, whether because of dietary or other health concerns or otherwise, could make our restaurants less appealing and adversely affect our restaurants and the restaurant industry in general.

        We may be dependent on a limited number of suppliers and our profitability will depend in part on our ability to anticipate and react to changes in food and supply costs. We may rely on one or two primary distributors of our food and paper goods. Any increases in distribution prices or failure by our distributors to perform could adversely affect our operating results. In addition, we will be susceptible to increases in food costs as a result of factors beyond our control, such as weather conditions, fuel costs and government regulations. Failure to anticipate and adjust our purchasing practices to these changes could negatively impact our business. Our ability to raise sales prices in response to rising costs may be limited, and our profitability could be adversely affected if costs were to rise substantially. Moreover, passing price increases on to our customers could result in losses in sales volume or margins in the future.

        A decline in visitors to any of the retail centers, shopping malls or entertainment centers or other areas where restaurants are typically located could negatively affect restaurant sales.

        Restaurants are primarily located in high-activity areas such as retail centers, shopping malls, lifestyle centers and entertainment centers. The success of restaurants depends on high visitor rates at these centers to attract guests to restaurants. If visitor rates to these centers decline due to economic or political conditions, anchor tenants closing in retail centers or shopping malls in which some restaurants may operate, changes in consumer preferences or shopping patterns, changes in discretionary consumer spending, increasing petroleum prices, increasing interest rates, or otherwise, restaurant unit volumes could decline and adversely affect a restaurant's results of operations.

        Regulations affecting the operation of restaurants could increase operating costs and restrict growth.

        Restaurants must obtain licenses from regulatory authorities allowing the sale of liquor, beer and wine, and each restaurant must obtain a food service license from local health authorities. Each restaurant's liquor license must be renewed annually and may be revoked at any time for cause, including violation by the restaurant ownership or employees of any laws and regulations relating to the minimum drinking age, advertising, wholesale purchasing and inventory control. In certain states, including states where a potential target may have existing restaurants or where a potential target may plan to open restaurants in the near term, the number of liquor licenses available is limited and licenses are traded at market prices. Liquor, beer and wine sales comprise a significant portion of restaurant sales. Therefore, if a potential target operates or chooses to open a restaurant in those states, the cost of a license could be significant. Obtaining and maintaining licenses is an important component of a restaurant's operations, and the failure to obtain or maintain food and liquor licenses and other required licenses, permits, and approvals would adversely impact restaurants and growth strategy.

        In addition, the Federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. Although restaurants may be designed to be accessible to the disabled, reconfiguration could be required to provide service to, or make reasonable accommodations for, disabled persons.

        Litigation concerning food quality, employment practices, liquor liability and other issues could result in significant expenses to us and could divert resources from operations.

        Restaurants may receive complaints or litigation from, and incur potential liability to, guests involving food-borne illness or injury or other operational issues. Restaurants may also be subject to complaints or allegations from, and potential liability to, former, existing or prospective employees involving restaurant employment practices and procedures. In addition, restaurants are subject to state "dram shop" laws and regulations, which generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment that wrongfully served alcoholic beverages to such person. Recent litigation against restaurant chains has resulted in significant judgments, including punitive damages, under "dram shop" statutes. While restaurants may carry liquor liability coverage as part of existing comprehensive general liability insurance, restaurants may still be subject to a judgment in excess of insurance coverage and may not be able to obtain or continue to maintain such insurance coverage at reasonable costs, if at all. Regardless of whether any claims against a restaurant are valid or whether a restaurant is liable, sales may be adversely affected by publicity resulting from such claims. Such claims may also be expensive to defend, may result in substantial cost of settlement or other disposition and may divert time and money away from restaurant operations, all of which could adversely affect our financial condition and results of operations.

        Labor shortages or increases in labor costs could slow growth or adversely affect results of operations.

        A restaurant's success depends in part on the ability to attract, motivate and retain a sufficient number of qualified restaurant employees, including restaurant general managers and kitchen managers, necessary to continue operations and keep pace with growth. This ability is especially critical if a potential target consists of a relatively small number of existing restaurants. If a restaurant is unable to identify and attract a sufficient number of qualified employees, it will be unable to open and operate new locations.

        Competition for qualified restaurant employees in current or prospective markets could require the payment of higher wages and benefits, which could result in higher labor costs. In addition, restaurants generally have a substantial number of hourly employees who are paid the federal or state minimum wage and who rely on tips for a significant portion of their income. Government-mandated increases in minimum wages, overtime pay, paid leaves of absence or health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities, or a reduction in the number of states that allow tips to be credited toward minimum wage requirements, could increase labor costs and reduce operating margins.

Our failure or inability to enforce our trademarks or other proprietary rights could adversely affect our competitive position or the value of our brand.

        Following our initial business combination, we will likely own certain trademark rights and service mark registrations and proprietary rights to certain of our core menu offerings. Such trademarks and other proprietary rights may be important to our success and our competitive position. Therefore, we plan to devote appropriate resources to the protection of our trademarks and proprietary rights. The protective actions that we take, however, may not be enough to prevent unauthorized usage or imitation by others, which might cause us to incur significant litigation costs and could harm our image or our brand or competitive position.

        We also cannot assure you that third parties will not claim that our trademarks or offerings infringe the proprietary rights of third parties. Any such claim, whether or not it has merit, could be time-consuming, result in costly litigation, cause product delays or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business, results of operations and financial condition.

        After we complete a business combination, we may not be able to achieve any planned expansion. If we are unable to successfully open new restaurants, our revenue growth rate and profits may be reduced.

        To successfully expand our business following our initial business combination, we must open new restaurants on schedule and in a profitable manner. Delays or failures in opening new restaurants could hurt our ability to meet our growth objectives, which may affect the expectations of securities analysts and others and thus our stock price. We cannot guarantee that we will be able to achieve our expansion goals or that new restaurants will be operated profitably. Further, any restaurants that we open may not obtain operating results similar to those of our then existing restaurants. Our ability to expand successfully will depend on a number of factors, many of which are beyond our control. These factors include:

•	locating suitable restaurant sites in new and existing markets;

•	negotiating acceptable lease terms;

•	generating positive cash flow from existing and new restaurants;

•	successful operation and execution in new and existing markets;

•	recruiting, training and retaining qualified corporate and restaurant personnel and management;

•	cost effective and timely planning, design and build-out of restaurants;

•	the reliability of our customer and market studies;

•	obtaining and maintaining required local, state and federal governmental approvals and permits related to the construction of the sites and the sale of food and alcoholic beverages;

•	creating customer awareness of our restaurants in new markets;

•	identification of under-performing restaurants and our ability to efficiently close under-performing restaurants, including securing favorable lease termination terms;

•	our ability to incorporate a franchising and area developer model into our strategy, if desired;

•	the rate of our internal growth, and our ability to generate increased revenue from existing restaurants;

•	competition in our markets, both in our business and in locating suitable restaurant sites;

•	the cost of our principal food products and supply and delivery shortages or interruptions; and

•	general economic conditions.

        Each of these factors could delay or prevent us from successfully executing our business strategy, which could adversely affect our growth, revenues and our results of operations.

If internally generated cash flow from our restaurants does not meet our expectations, our business, results of operations and financial condition could be materially adversely affected.

        Following our initial business combination, our cash resources, and therefore our liquidity, will be highly dependent upon the level of internally generated cash from operations and upon future financing transactions. If cash flows from our existing restaurants or cash flows from new restaurants that we open do not meet our expectations or are otherwise insufficient to satisfy our cash needs or expansion plans, we may have to seek additional financing from external sources to continue funding our operations or reduce or cease our plans to open or franchise new restaurants. We cannot predict whether such financing will be available on terms acceptable to us, or at all.

        We may need additional capital in the future and it may not be available on acceptable terms.

        Our business may require significant additional capital in the future to, among other things, fund our operations, increase the number of Company-owned or franchised restaurants, expand the range of services we offer and finance future acquisitions and investments. Financing may not be available on terms acceptable to us, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financings unattractive to us. If we are unable to raise additional capital, our business, results of operations and financial condition could be materially adversely affected.

        We plan to incorporate a franchising and area developer model into our strategy.

        Following our initial business combination, if appropriate, we plan to incorporate a franchising and area developer model into our business strategy. Pursuing such a strategy involves a number of risks, including

•	failure to attract qualified franchises and developers;

•	dependence on third parties to execute our concept;

•	requirements of significant management time and resources;

•	compliance with numerous state and federal regulations.

        Our restaurants may be concentrated in a limited number of geographic regions, making us highly vulnerable to negative occurrences in these regions.

        We expect that following our initial business combination, most or all of our restaurants will be located in a limited number of geographic regions. As a result, we will be particularly susceptible to adverse trends and economic conditions in these areas. In addition, given our geographic concentration, negative publicity regarding any of our restaurants could have a material adverse effect on our business and operations, as could other regional occurrences impacting the local economies in these markets, including local strikes, adverse weather conditions, natural disasters, new or revised laws or regulations or disruption in the supply of food products.

        Our expansion in existing markets can cause sales in some of our existing restaurants to decline, which could result in restaurant closures.

        As part of our expansion strategy, we may open new restaurants in our then existing markets. Because restaurants typically draw customers from a relatively small radius, the sales performance and customer counts for restaurants near the area in which a new restaurant opens may decline due to cannibalization, which could result in restaurant closures. In addition, new restaurants added in existing markets may not achieve the same operating performance as our then existing restaurants.

        Our expansion into new markets may present increased risks due to our unfamiliarity with the area. The restaurants we open in new geographic regions may not achieve market acceptance.

        Some of our future restaurants (acquired through our initial business combination or as part of subsequent expansion efforts) may be located in areas where we have little or no meaningful experience. Those markets may have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns than markets in which our management team has experience. An additional risk in expansion into new markets is the lack of market awareness of our brand. Restaurants opened in new markets may open at lower average weekly sales volumes than restaurants opened in existing markets and may have higher restaurant-level operating expense ratios than in existing markets. Sales at restaurants opened in new markets may take longer to reach average annual restaurant sales, if at all, thereby affecting the profitability of these restaurants.

        We will need to expand our management team.

        Currently, our management team consists solely of Christopher R. Thomas, Clyde E. Culp III and John M. Creed. All three intend to actively participate in our future business activities. Following completion of our initial business combination, we may need to add additional members to our team to manage our operation. In order to recruit such management, we may offer:

•	cash compensation, which would divert available cash from our other operational needs; and

•	equity-based compensation, which may have the effect of diluting your interests in the Company.

        Our failure to assimilate new members of management, the failure of the new members of management to perform effectively or the loss of any of the new members of management could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. DESCRIPTION OF PROPERTY.

We maintain our executive offices at 5950 Hazeltine National Drive, Suite 290, Orlando, Florida 32822. Pacific Ocean Restaurants, Inc. (a wholly-owned subsidiary of Passport Restaurants, Inc. and an affiliate of our founding stockholders (who are our sole current officers and hold three of our four board of director seats) has agreed to provide us with certain administrative, technology and secretarial services, as well as the use of certain limited office space at this location at a cost of $7,500 per month pursuant to a letter agreement between us and Pacific Ocean Restaurants. We believe, based on rents and fees for similar services in the Orlando metropolitan area, that the $7,500 monthly fee is at least as favorable as we could have obtained from an unaffiliated person. We consider this office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s units, common stock and warrants are quoted on the OTC Bulletin Board under the symbols RAQPU, RAQP and RAQPW, respectively. The following table sets forth the range of high and low sales prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on December 15, 2006, and since the common stock and warrants commenced public trading on February 7, 2007. The quotations provided reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2007:
First Quarter*	$6.40	$5.90	$5.50	$5.10	$0.50	$0.425
2006:
Fourth Quarter	$6.00	$5.75	—	—	—	—

*	Through March 26, 2007

Holders

As of March 26, 2007, there was one holder of record of our units, four holders of record of our common stock and four holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. After the completion of a business combination, the payment of cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements, Delaware law, and restrictions in agreements to which we are a party, and other factors that our then board of directors deems relevant. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

On October 15, 2005, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended (the “Securities Act”) (as adjusted to reflect the 1.25-for-1 stock split effected on May 4, 2006, the 1.5-for-1 reverse stock split effected on November 17, 2006):

Stockholders	Number of Shares
Christopher R. Thomas	277,778
Clyde E. Culp III	277,778
John M. Creed	277,778

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals. The shares issued to the individuals and entities above were sold at a purchase price of approximately $0.03 per share (for an aggregate purchase price of $25,000).

Simultaneously with the consummation of our initial public offering, we consummated the private sale of 500,000 warrants at $0.64 per warrant (for an aggregate purchase price of $960,000) to each of our initial stockholders. The warrants sold privately were identical to the warrants sold in the initial public offering except that such warrants are exercisable on a cashless basis so long as such warrants are held by our initial stockholders or their affiliates, such warrants have the benefit of separate registration rights under the Securities Act and such warrants and underlying securities may not be sold or transferred (with certain exceptions) until 30 days after we have completed a business combination.

Initial Public Offering

On December 20, 2006, we closed our initial public offering of 3,333,333 units with each unit consisting of one share of our common stock and two warrants each to purchase one share of our common stock at an exercise price of $4.50 per share. The units from the initial public offering were sold at an offering price of $6.00 per unit, generating total gross proceeds of $20,000,000. Capital Growth acted as lead manager for the initial public offering. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-129316). The SEC declared the registration statement effective on December 14, 2006.

We paid a total of $900,000 in underwriting discounts and non-accountable expense allowances and $287,498 for the repayment of loans made by the officers and directors of the Company and for other costs and expenses related to the offering. After deducting such amounts, the total net proceeds distributed to us from the offering were $18,812,502, of which $18,575,000 (which includes $1,050,000 deferred payment of underwriting discounts and non-accountable expense allowance to Capital Growth and Tejas Securities, the underwriters in the public offering) were deposited into the trust account. A total amount of $19,535,000 was deposited into the trust account reflecting the amounts of the $18,575,000 of net proceeds distributed from the offering noted above and $960,000 of net proceeds relating to the sale of 1,500,000 warrants at $0.64 per warrant to the Company’s founding shareholders in a concurrent private sale. The remaining net proceeds distributed from the offering of $237,502 and interest and other earnings on the net proceeds held in the trust account up to $1,025,000, after giving effect to applicable taxes, may be used to pay for accrued offering expenses of $223,315 and business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

Through December 31, 2006, we have used none of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remained on deposit in the trust fund and earned $32,972 in interest through December 31, 2006. As of December 31, 2006, there was $19,567,972 held in the trust fund.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company was formed on October 3, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the restaurant industry. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

We consummated our initial public offering on December 20, 2006. All activity from October 3, 2005 through December 20, 2006 related to our formation and our initial public offering. Since December 20, 2006, we have been searching for prospective target businesses to acquire.

We had a net loss of $22,572 and $23,622 for the fiscal year ended December 31, 2006 and for the fiscal period October 3, 2005 (inception) to December 31, 2006, respectively.

We are obligated to pay to Pacific Ocean Restaurants, Inc., an affiliate of our initial stockholders (who are our sole officers and three of our four directors, a monthly fee of $7,500 for general and administrative services and for the use of certain limited office space in Orlando, Florida. In addition, in October and December 2005 and March 2006, our stockholders prior to our initial public offering advanced an aggregate of $124,000 to us at an interest rate of 5.0 percent per annum, for payment of offering expenses on our behalf. This amount ($130,998 including interest) was repaid in December 2006 out of proceeds of our initial public offering.

In connection with our initial public offering, we issued an option, for $100, to Capital Growth to purchase 105,000 units at an exercise price of $7.20 per unit, with each unit consisting of one share of common stock and two warrants. We intend to account for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity. We estimated that the fair value of this option was approximately $318,000 ($3.03 per unit) using a Black-Scholes option-pricing model. The fair value of the option granted to Capital Growth was estimated as of the date of grant using the following assumptions: (1) expected volatility of 58.13 percent, (2) risk-free interest rate of 5.29 percent and (3) expected life of five years. The option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash.

Since our initial public offering we have been engaged in sourcing and evaluating a suitable business combination candidate. Utilizing the restaurant industry relationships of our officers and directors, we have contacted and met with target companies, industry executives, industry professionals and other intermediaries to discuss with them the Company, the background of our management and our combination preferences. In the course of such discussions, we have explained the initial public offering, our capital structure, the combination approval process and the timeline under which we are operating.

We are directing and intend to continue to direct our efforts toward identifying a target restaurant business of adequate size and footprint for growth and expansion, with a quality concept, some track record and good growth potential. We believe the likely target business is one where the founder/entrepreneur is looking for liquidity or has exhausted his or her skills to continue to grow the business, or a business owned by a larger company that desires to exit development of one of its smaller, possible “non-core” units. We have employed and intend to continue to employ a disciplined approach to identifying, evaluating and negotiating with a potential target business and will focus our efforts on selecting what we believe is the best opportunity for us to grow.

We believe the funds available to us outside of the trust account, together with interest on the net proceeds held in the trust account up to $1,025,000, after giving effect to applicable taxes, will be sufficient to allow us to operate for at least until December 20, 2008, assuming a business combination is not completed during that time.

ITEM 7. FINANCIAL STATEMENTS.

This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROL AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and our principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

In connection with our initial public offering, we entered into an underwriting agreement with Capital Growth and the other underwriters in such offering on December 15, 2006, which is filed as an exhibit to this Report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our current directors and executive officers are as follows:

Name	Age	Position
Christopher R. Thomas	58	Chief Executive Officer, President and Director

Clyde E. Culp III	64	Executive Vice President, Chairman of the Board of Directors and Director

John M. Creed	70	Vice President, Secretary and Director

William O. Fleischman	61	Director

Christopher R. Thomas has been our Chief Executive Officer, President and a member of our Board of Directors since our inception. He has over 20 years of chain restaurant experience, including operations, concept and menu development, franchise relations and finance and revitalization turn-around efforts. Since June 2003, he has served as Chief Executive Officer, President and Director of Passport Restaurants, Inc., a restaurant holding company whose common stock is traded on the NASD pink sheets. Since October 2001, Mr. Thomas has served as Chief Executive Officer of Pacific Ocean Restaurants, Inc., a southern California based restaurant operating company, which acquires, grows and manages emerging, underdeveloped and underperforming restaurant chains. In 2005, Pacific Ocean Restaurants became a subsidiary of Passport Restaurants. From May 2000 until September 2001, he was engaged as President of Planet Hollywood International, Inc., a publicly held company. Prior to Mr. Thomas' joining Planet Hollywood, it had faced significant operational and financial challenges which resulted in its filing for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in October 1999. Planet Hollywood emerged from bankruptcy in May 2000 and Mr. Thomas joined the company in an attempt to improve its operations. In October 2001, Planet Hollywood refiled for bankruptcy protection under Chapter 11. From January, 1997 through July, 1999, Mr. Thomas was President and Chief Executive Officer of Sizzler USA, a chain of 300 company and franchise family restaurants with annual systemwide sales in excess of $350 million. As CEO of Sizzler USA, Mr. Thomas led a turnaround of the domestic Sizzler business by re-positioning the Sizzler concept as the basis for a revitalization of its menu, facilities, operations, marketing, purchasing, employee recruitment and training. As a result, the Sizzler domestic division produced same store sales increases after 27 quarters of declines and produced annual profits in excess of $8 million after annual losses of more than $10 million. From April, 1984 to July, 1999, he was Executive Vice President and Chief Financial Officer of Sizzler International, Inc., a New York Stock Exchange listed company. In 1996, Mr. Thomas created and implemented a corporate reorganization plan which reduced management and other costs, resulting in overhead savings of approximately $14.5 million (61 percent). In addition, while at Sizzler International, Inc., Mr. Thomas was responsible for multiple public debt and equity offerings, including offerings in international markets, and major acquisitions and divestitures including the sale of the domestic KFC division at approximately 19 times net earnings or $122 million (209 restaurants with annual sales of approximately $129 million), the sale of Collins Foods Service ($300 million in annual sales) and the purchase and sale of Naugles, Inc. (200 restaurants) among others. Mr. Thomas served as Chairman of the California Restaurant Association from 2001 to 2002. He is a Magna Cum Laude graduate of the University of Southern California, Los Angeles, California, where he earned a Bachelor of Science degree.

Clyde E. Culp III has been our Executive Vice President, Chairman of the Board of Directors and member of the Board of Directors since our inception. From 1967 to 1971, Mr. Culp started his career in Marketing Brand Management at Procter and Gamble. Culp began his hospitality experience in 1971 as Executive Vice President of Krystal Co., a chain of hamburger restaurants, and served on its Board until 1990. In 1975, he created Davco Foods with five partners. As CEO, Mr. Culp directed Davco's growth to become the largest franchisee of Wendy's hamburger restaurants in the world with 146 units and sales of approximately $150 million when he sold the business in 1987. Beginning in 1988, Mr. Culp worked for Promus Hotel Company, first as Chief Operating Officer of Holiday Inn Hotels, until it was sold in 1990, and then as CEO of Embassy Suites Hotels from 1990 to 1993. From 1993 to June 1996, he served as President and CEO of Long John Silver's, a chain of 1500 owned and franchised fast serve seafood restaurants with nearly $1 billion in systemwide sales. Mr. Culp has been involved in a number of businesses since 1996. He served as acting chairman of Tanners Restaurant Group, a pink sheet traded restaurant company, from October 1996 to March 1999, when he resigned. With new owners, Tanners subsequently filed for bankruptcy protection the following year. Mr. Culp served as a director of Uptown Restaurant Group, a pink sheet traded company that owned N.Y. Burritos, from January 2000 through July 2002, when it was sold. He served as acting Chairman of Jaguar Resorts, a pink sheet traded developer of luxury membership resorts and spas, from September 2003 to September 2005. He served as an advisor to the Shoneys chain, with approximately 350 restaurants, and Captain D's restaurant chain, with approximately 550 restaurants, from April 2001 to April 2004, when he became Chairman of Captain D's in order to facilitate the sale of the chain, which was sold in December 2004. He also served as director of Passport Restaurants, Inc. from January 2004 to March 2007.

Since January 2004, Mr. Culp has been a Director of Annapolis Bancorp, a publicly traded bank. Additionally, he sits on the boards of, and has financial interests in, several privately held companies including N.Y. Fresh Deli, a franchise deli concept and Caribbean Restaurant Concepts, for which he also serves as Chairman. He was majority owner and Chairman of McHenry Metals Golf Designs, a manufacturer of premium drivers and putters until sold in 2003. Mr. Culp has regularly participated in various capacities on civic and educational institution boards. Mr. Culp graduated from The College of William and Mary in 1965 and received an MBA in 1967 from New York University in marketing and finance.

John M. Creed has been Vice President, Secretary and a member of the Board of Directors since our inception. Mr. Creed founded Pacific Ocean Restaurants, Inc., a southern California based restaurant operating company which acquires, grows and manages emerging, underdeveloped and underperforming restaurant chains, in 1996, and has more than 30 years experience in the restaurant industry. In 2005, Pacific Ocean Restaurants became a subsidiary of Passport Restaurants, Inc., a publicly held restaurant holding company. He currently serves as a director and as Chairman of Passport Restaurants. From 1968 until April, 1996, Mr. Creed served in various capacities, lastly as Chairman and Chief Executive Officer, of Chart House Enterprises, Inc., a NYSE listed restaurant chain of dinner houses. During his tenure and under his leadership, the chain grew from 12 to 72 units with annual sales exceeding $200 million. He also served as President and Chief Operating Officer of Diversifoods, Inc., a large multi-branded public company with sales in excess of $800 million and comprised of 800 Godfather's Pizzas, 500 Burger King restaurants, 100 Luther's Bar-B-Q restaurants and several other small chains, from January 1985 through November 1985. Mr. Creed has successfully led initial public offerings and management leveraged buy-outs of large and small restaurant chains, including Chart House, and led numerous chain restaurant acquisitions and divestitures including Luther's Bar-B-Q, Island's Hamburgers, Paradise Bakery and Cork `n Cleaver. Mr. Creed has deep experience in both fast food and casual dining.

William O. Fleischman has been a member of our Board of Directors since January 2007. Mr. Fleischman is currently Chairman of the Board of W/F Investment Corp. Mr. Fleischman in his individual capacity or through W/F Investment Corp. and its affiliates, has substantial experience investing in and managing companies. Mr. Fleischman is also an attorney with offices in Century City, California.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file.

Based on copies of such forms received, we believe that William O. Fleischman (director), Jeffrey L. Feinberg (ten percent beneficial owner) and LC Capital Master Fund Ltd. (ten percent beneficial owner) each failed to file a Form 3 on a timely basis.

Code of Ethics

      We currently do not have a code of ethics. Upon the consummation of a business combination, we intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Nominating Committee

We currently do not have any procedures in place by which our security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors currently acts as the audit committee. We do not have a qualified financial expert at this time because we believe that we have inadequate resources at this time to hire such an expert.

ITEM 10. EXECUTIVE COMPENSATION.

Commencing December 15, 2006 through the completion of a business combination or our liquidation, we will pay a monthly fee of $7,500 to Pacific Ocean Restaurants, Inc., an affiliate of our initial stockholders (who are our sole current officers and three of our four directors). Upon completion of a business combination or our liquidation, we will no longer be required to pay this monthly fee. Other than this $7,500 per month administrative fee, no compensation of any kind (including finder’s and consulting fees) will be paid to any of our founding stockholders, our officers or directors, or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of the business combination. However, they will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of such reimbursable out-of-pocket expenses to officers and directors, and there will be no review of the reasonableness of the expenses by anyone other than our Board of Directors.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 26, 2007 by:

•	each person known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For Messrs. Thomas, Culp and Creed, the table does not give effect to the exercise of the warrants sold to them concurrently with our initial public offering.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class
Christopher R. Thomas	277,778		6.7%
Clyde E. Culp III	277,778		6.7%
John M. Creed	277,778		6.7%
William O. Fleischman (2)	-		-
LC Capital Master Fund, Ltd. (3)	500,000	(4)	12.0%
Jeffrey L. Feinberg (5)	475,000	(6)	11.4%
Barry Rubenstein (7)	275,500	(8)	6.6%
All directors and executive officers as a group (four individuals)	833,334		20.0%

(1)	Unless otherwise indicated, the business address of each of the beneficial owners is 5950 Hazeltine Drive, Suite 290, Orlando, Florida 32822.

(2)	Mr. Fleischman’s business address is c/o W/F Investment Corp., 1900 Avenue of the Stars, Suite 2410, Los Angeles, California 90067.

(3)	The business address of LC Capital Master Fund, Ltd. is c/o Trident Fund Services (B.V.I.) Limited, P.O. Box 146, Waterfront Drive, Wickhams Cay, Road Town, Tortola, British Virgin Islands.

(4)
Represents shares owned by (i) LC Capital Master Fund, Ltd., (ii) LC Capital Partners, LP, (iii) LC Capital SPV, Ltd., (iv) LC Capital Advisors LLC, (v) Lampe, Conway & Co., LLC, (vi) LC Capital International LLC, (vii) Steven G. Lampe and (viii) Richard F. Conway. Each of the foregoing has shared voting power with respect to these shares. The foregoing information was derived from a Schedule 13G filed with the SEC on December 26, 2006.

(5)	Mr. Feinberg’s business address is c/o JLF Asset Management, L.L.C., 2775 Via de la Valle, Suite 204, Del Mar, California 92014.

(6)
Represents shares of common stock held by Mr. Feinberg, JLF Asset Management and JLF Offshore Fund Ltd. Each of Mr. Feinberg and JLF Asset Management has shared voting power as to 475,000 shares. JLF Offshore Fund Ltd. has shared voting power as to 253,219 shares. The foregoing information was derived from a Schedule 13G filed with the SEC on December 28, 2006.

(7)	Mr. Rubenstein’s business address is 68 Wheatley Road, Brookville, New York 11545.

(8)
Represents (i) 120,500 shares of common stock held by the Barry Rubenstein Rollover IRA account and (ii) 155,000 shares of common stock held by Woodland Partners. Mr. Rubenstein is a general partner of Woodland Partners. The foregoing information was derived from a Schedule 13G filed with the SEC on January 17, 2007.

All of the shares of our outstanding common stock owned by our stockholders prior to our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earliest of:

•	the first anniversary of the date of the consummation of an initial business combination; and

•
the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except to their spouses and children or trusts established for their benefit, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to December 20, 2006, the date of our initial public offering.

Christopher R. Thomas, Clyde E. Culp III and John M. Creed may be deemed to be our “promoters,” as this term is defined under the Federal securities laws.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Relationships and Related Transactions

Simultaneously with the consummation of our initial public offering, we consummated the private sale of 1,500,000 warrants in the aggregate to our initial stockholders. The warrants sold privately were identical to the warrants sold in the initial public offering except that such warrants are exercisable on a cashless basis so long as such warrants are held by our initial stockholders or their affiliates, such warrants will have the benefit of separate registration rights under the Securities Act and such warrants and underlying securities may not be sold or transferred (with certain exceptions) until 30 days after we have completed a business combination.

All of the shares of our outstanding common stock owned by our stockholders prior to our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earliest of:

•	the first anniversary of the date of the consummation of an initial business combination; and

•
the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except to their spouses and children or trusts established for their benefit, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to the date of our initial public offering.

We also entered into a registration rights agreement with these stockholders pursuant to which the holders of the majority of the initial shares are entitled to make up to two demands that we register these shares, the insider warrants and the shares issuable upon exercise of the insider warrants. The holders of the majority of these shares can elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow (in the case of the insider warrants and the warrant shares, 30 days after consummation of a business combination). In addition, these stockholders have certain ‘‘piggy-back’’ registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow (in the case of the insider warrants and the warrant shares, 30 days after consummation of a business combination). We will bear the expenses incurred in connection with the filing of any such registration statements.

Each of our initial stockholders also entered into a letter agreement with us and Capital Growth pursuant to which, among other things:

•
each agreed to vote all of the initial shares owned by him and all shares acquired by him in the initial public offering or in the aftermarket in accordance with the majority of the shares sold in our initial public offering if we solicit approval of our stockholders for a business combination;

•
if we fail to consummate a business combination by June 20, 2008 (or by December 20, 2008 under certain limited circumstances), each agreed to take all reasonable actions within his power to cause us to liquidate as soon as reasonably practicable;

•	each waived any and all rights he may have to receive any distribution of cash, property or other assets as a result of such liquidation with respect to his initial shares;

•
each agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire an operating business, until the earlier of our consummation of a business combination, our liquidation or until such time as he ceases to be an officer or director of ours, subject to any pre-existing fiduciary obligations he might have;

•
each agreed that we could not consummate any business combination which involves a company which is affiliated with any of the initial stockholders unless we obtain an opinion from an independent investment banking firm reasonably acceptable to Capital Growth that the business combination is fair to our stockholders from a financial point of view;

•	each agreed that he and his affiliates will not be entitled to receive and will not accept any compensation for services rendered to us prior to the consummation of our business combination; and

•	each agreed that he and his affiliates will not be entitled to receive or accept a finder’s fee or any other compensation in the event he or his affiliates originate a business combination.

We are obligated to pay to Pacific Ocean Restaurants, an affiliate of our initial stockholders, our current officers and certain directors a monthly fee of $7,500 for general and administrative services and for the use of certain limited office space in Orlando, Florida through the acquisition of a target business.

In addition, in October and December 2005 and March 2006, our initial stockholders prior to our initial public offering advanced an aggregate of $124,000 to us at an interest rate of 5.0 percent per annum, for payment of offering expenses on our behalf. This amount ($130,998 including interest) was repaid in December 2006 out of proceeds of our initial public offering.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. Other than reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our founders or to any of their respective affiliates prior to, or for any services they render in order to effectuate, the consummation of a business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and will require prior approval in each instance by a majority of the members of our board who do not have an interest in the transaction.

Director Independence

Since we trade our securities on the OTC Bulletin Board, our Board of Directors is not subject to any independence requirements. Assuming we were subject to the Nasdaq Stock Market independence requirements, our Board of Directors considered transactions and relationships between each director or any member of his or her immediate family and the Company and its subsidiaries and affiliates. The purpose of this review was to determine which of our directors were independent, and whether any such relationships or transactions existed that were inconsistent with a determination that the director is independent. As a result of this review, the Board of Directors affirmatively determined that during 2006 none of our directors was independent of us under the standards of the independent director requirements of the Nasdaq Stock Market. However, we have concluded that William O. Fleischman, who was appointed to the Board of Directors in January 2007, is independent under the Nasdaq Stock Market independence requirements.

ITEM 13. EXHIBITS.

The following Exhibits are filed as part of this Report:

Exhibit No.	Description

1.1	Underwriting Agreement among the Registrant, Capital Growth Financial, LLC and the Underwriters party thereto.

3.1	Fourth Amended and Restated Certificate of Incorporation. (1)

3.2	By-laws. (1)

4.1	Specimen Unit Certificate.

4.2	Specimen Common Stock Certificate.

4.3	Specimen Warrant Certificate.

4.4	Unit Purchase Option granted to Capital Growth Financial, LLC.

4.5	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.

10.1	Letter Agreement among the Registrant, Capital Growth Financial, LLC and each of Christopher R. Thomas, Clyde E. Culp III and John M. Creed.

10.2	Advance Agreement between each of Christopher R. Thomas, Clyde E. Culp III and John M. Creed and the Registrant.(1)

10.3	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.

10.4	Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and each of Christopher R. Thomas, Clyde E. Culp III and John M. Creed.

10.5	Letter Agreement between Pacific Ocean Restaurants, Inc. and the Registrant. (1)

10.6	Registration Rights Agreement among the Registrant and each of Christopher R. Thomas, Clyde E. Culp III and John M. Creed.

10.7	Registration Rights Agreement among the Registrant and Capital Growth Financial, LLC.

10.8	Subscription Agreements among the Registrant and each of Christopher R. Thomas, Clyde E. Culp III and John M. Creed. (1)

31	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-129316).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Goldstein Golub Kessler LLP (the “Firm”) acts as our independent registered public accounting firm. The Firm has a continuing relationship with RSM McGladrey, Inc. (“RSM”), from which it leases auditing staff who are full time, permanent employees of RSM and through which its partners provide non-audit services. The Firm has no full-time employees and therefore, none of the audit services performed was provided by permanent full-time employees of the Firm. The Firm manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with this examination. The following is a summary of fees paid to the Firm for services rendered.

Audit Fees

During the period from October 3, 2005 (inception) through December 31, 2006, we incurred fees of $52,000 ($5,000 of which have been paid as of December 31, 2006 and $47,000 have been accrued as of December 31, 2006) to our independent registered public accounting firm for the services they performed in connection with our initial public offering, including the financial statements included in the Current Report on Form 8-K filed with the SEC on January 5, 2007. In addition, we expect to pay $13,000-$17,000 in connection with our December 31, 2006 audit.

Audit-Related Fees

During the period from October 3, 2005 (inception) through December 31, 2006, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees

During the period from October 3, 2005 (inception) through December 31, 2006, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the period from October 3, 2005 (inception) through December 31, 2006, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee. However, our Board of Directors has pre-approved the services described above.

Restaurant Acquisition Partners, Inc.
(a development stage company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Restaurant Acquisition Partners, Inc.

We have audited the accompanying balance sheet of Restaurant Acquisition Partners, Inc. (a development stage company) (the "Company") as of December 31, 2006 and December 25, 2005 and the related statements of operations, stockholders' equity and cash flows for the 53-week period ended December 31, 2006, the period from October 3, 2005 (date of inception) through December 25, 2005, and the cumulative period from October 3, 2005 (date of inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Restaurant Acquisition Partners, Inc. as of December 31, 2006 and December 25, 2005 and the results of its operations and its cash flows for the 53- week period ended December 31, 2006, the period from October 3, 2005 (date of inception) through December 25, 2005 and the cumulative period from October 3, 2005 (date of inception) through December 31, 2006 in conformity with United States generally accepted accounting principles.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 29, 2007

Restaurant Acquisition Partners, Inc.
(a development stage company)

Balance Sheet
	December 31,	December 25,
	2006	2005
ASSETS

Current Assets:
Cash	$212,809	$602
Investments held in trust	19,567,972	-
Prepaid expense	3,000	-

Total Current Assets	19,783,781	602

Deferred offering costs	-	149,430

Total Assets	$19,783,781	$150,032

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses	$262,046	$18,082
Notes payable to stockholders	-	108,000
Deferred underwriting fee	1,050,000	-

Total Current Liabilities	1,312,046	126,082

Common stock, subject to possible conversion,	3,695,152	-
666,333 shares at conversion value

Commitments

Preferred stock - $.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock - $.0001 par value, 50,000,000 shares authorized; 4,166,667 (which includes 666,333	416	83
shares subject to possible conversion) and 833,334 issued and outstanding, respectively
Additional paid-in capital	14,799,789	24,917
Income (deficit) accumulated during the development stage	(23,622)	(1,050)

Total stockholders' equity	14,776,583	23,950

Total liabilities and stockholders' equity	$19,783,781	$150,032

See Notes to Financial Statements
.

Restaurant Acquisition Partners, Inc.
(a development stage company)

Statement of Operations
			Cumulative
		Period from	Period from
	For the	October 3, 2005	October 3, 2005
	53-Week Period	(Date of Inception)	(Date of Inception)
	Ended	through	through
	December 31, 2006	December 25, 2005	December 31, 2006
Income:
Interest income on trust assets	$32,972	$-	$32,972

Costs and expenses:
General and administrative expenses	$38,741	$-	$38,741
Organization costs	9,805	1,050	10,855
Interest expense	6,998	-	6,998

Total Expenses:	55,544	1,050	56,594

Loss before provision for income taxes	(22,572)	(1,050)	(23,622)

Provision for income taxes	-	-	-

Net loss for the period	$(22,572)	$(1,050)	$(23,622)

Weighted average number of shares outstanding	941,442	833,334	923,627

Net loss per share - basic and diluted	$(0.02)	$(0.00)	$(0.03)

See Notes to Financial Statements

Restaurant Acquisition Partners, Inc.
(a development stage company)

Statement of Changes in Stockholders’ Equity
From October 3, 2005 (inception) to December 31, 2006
				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amounts	Capital	Stage	Total
Balance - October 3, 2005 (date of
inception)

Initial capital from founding stockholders
October 14, 2005 at $0.030 per share	833,334	$83	$24,917		$25,000

Net Loss				$(1,050)	(1,050)

Balance - December 25, 2005	833,334	$83	$24,917	$(1,050)	$23,950

Sale of 3,333,333 Units (net of $2,489,743
offering expenses, including issuance of
666,333 shares subject to possible conversion)	3,333,333	333	17,509,924		17,510,257

Gross proceeds from issuance of			100		100
Unit Purchase Option

Gross proceeds from issuance of			960,000		960,000
Insider Warrants

Proceeds subject to possible conversion			(3,695,152)		(3,695,152)

Net Loss				(22,572)	(22,572)

Balance - December 31, 2006	4,166,667	$416	$14,799,789	$(23,622)	$14,776,583

See Notes to Financial Statements

Restaurant Acquisition Partners, Inc.
 (a development stage company)

Statement of Cash Flows
			Cumulative
		Period from	Period from
		October 3, 2005	October 3, 2005
	For the 53 -Week	(Date of Inception)	(Date of Inception)
	Period Ended	through	through
	December 31, 2006	December 25, 2005	December 31, 2006
Cash flows from operating activities:
Net loss	$(22,572)	$(1,050)	$(23,622)
Accrued interest income	(32,972)	-	(32,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in:
Prepaid expenses	(3,000)	-	(3,000)
Accrued expenses	37,731	1,000	38,731

Net cash used in operating activities	(20,813)	(50)	(20,863)

Cash flows from investing activities:
Cash placed in trust	(19,535,000)	-	(19,535,000)

Net cash used in investing activities	(19,535,000)	-	(19,535,000)

Cash flows from financing activities:
Payment of notes payable - stockholders	(124,000)	-	(124,000)
Proceeds from sale of units to public	20,000,000	-	20,000,000
Proceeds from notes payable to stockholders	16,000	108,000	124,000
Proceeds from issuance of shares to initial stockholders	-	25,000	25,000
Proceeds from sale of unit purchase option	100	-	100
Proceeds from sale of insider warrants	960,000	-	960,000
Payments of offering costs	(1,084,080)	(132,348)	(1,216,428)

Net cash provided by financing activities	19,768,020	652	19,768,672

Net increase in cash	$212,207	$602	$212,809

Cash - beginning of period	602	-	-

Cash - end of period	$212,809	$602	$212,809

Supplemental schedule of cash flow disclosures
Cash paid for:
Interest	$6,998	$-	$6,998

Supplemental schedule of non-cash financing activities:
Accrual of Deferred Underwriting Fee	$1,050,000	$-	$1,050,000
Accrual of offering costs	223,315	17,082	223,315

See Notes to Financial Statements

Restaurant Acquisition Partners, Inc.
(a development stage company)

Notes to Financial Statements
December 31, 2006

NOTE A—ORGANIZATION AND BUSINESS OPERATIONS; GOING CONCERN CONSIDERATION

Restaurant Acquisition Partners, Inc. (the "Company") was incorporated in Delaware on October 3, 2005. The Company was formed to serve as a vehicle for the acquisition through a merger, capital stock exchange, asset acquisition or other similar business combination ("Business Combination") of an operating business in the restaurant industry (“Target Business”). The Company has neither engaged in any operations nor generated revenue. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. As such, the Company's operating results relate to organizational activities for the fiscal year ended December 31, 2006, for the period from inception (October 3, 2005) through December 25, 2005 and for the period from inception (October 3, 2005) through December 31, 2006. At December 31, 2006, the Company has not yet commenced any operations.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on December 14, 2006. The Company consummated the Offering on December 20, 2006 and received net proceeds of approximately $17.5 million. The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering of its Units (as described in Note C), although substantially all of the net proceeds of the Offering are intended to be generally applied toward a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $19,535,000, which includes $960,000 relating to the sale of Insider Warrants (as defined below) and $1,050,000 deferred payment to Capital Growth Financial LLC and Tejas Securities Group , Inc., the underwriters in the Offering (collectively, the “Underwriter”), of the net proceeds is being held in a trust account (“Trust Fund”) and invested in government securities until the earlier of (i) the completion of its first Business Combination and (ii) the distribution of the Trust Fund as described below. The cash placed in the Trust Account has been invested in a Treasury Bill which is being accounted for as a trading security. The placing of funds in the Trust Fund may not protect those funds from third party claims against the Company. Although the Company will seek to have vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Fund, there is no guarantee that they will execute such agreements. The Company’s directors have severally agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Fund are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered contracted for or products sold to the Company. However, there can be no assurance that the directors will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Fund) and interest and other earnings on the net proceeds held in the Trust Fund up to $1,025,000, after giving effect to applicable taxes, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for a Business Combination, will submit such transaction for stockholder approval. In the event that holders of 20% of more of the shares issued in the Offering vote against the Business Combination, the Business Combination will not be completed. In connection with the vote required for any business combination, the persons who were stockholders prior to the Offering (“Founding Stockholders”) have agreed to vote the shares of common stock owned by them prior to the date of the Offering, in accordance with the majority of the shares of common stock voted by the public stockholders. Our Founding Stockholders have agreed to vote any shares of common stock acquired by them in the Offering or in the aftermarket in favor of any business combination presented to the public stockholders. Accordingly, our Founding Stockholders will not be able to exercise the conversion rights described below.

With respect to a Business Combination which is approved and consummated, any public stockholder who voted against the Business Combination will be entitled to convert their stock into their pro rata share of the Trust Fund, including $0.315 per share ($1,050,000 in total) being held in the Trust Fund attributable to the deferred Underwriter’s discount and non-accountable expense allowance, and any accrued interest earned on their portion of the Trust Fund not previously released to us, as of two business days prior to the proposed completion of the Business Combination. Accordingly, public stockholders holding 19.99% of the aggregate number of shares owned by all public stockholders may seek conversion of their shares in the event of a Business to the shares held by the Founding Stockholders. Accordingly, a portion of the net proceeds of the Offering (19.99% of the amount originally held in the Trust Fund excluding the $0.315 per share attributable to the deferred Underwriter’s discount and non-accountable expense allowance) has been classified as common stock subject to possible conversion in the accompanying December 31, 2006 balance sheet. Such public stockholders are entitled to receive their pro rata share of the Trust Fund computed without regard to the shares held by Founding Stockholders.

Restaurant Acquisition Partners, Inc.
(a development stage company)

Notes to Financial Statements
December 31, 2006

In the event that the Company does not complete a Business Combination by June 20, 2008, 18 months from the date of the completion of the Offering, or December 20, 2008, 24 months from the completion of the Offering if certain extension criteria have been satisfied (the "Acquisition Period"), the proceeds held in the Trust Fund will be distributed to the Company's public stockholders, excluding the Founding Stockholders to the extent of their initial stock holdings. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note C).

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Cash and Cash Equivalents:

Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased. The Company did not hold any cash equivalents as of December 31, 2006.

[2] Concentration of Credit Risk:

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

[3] Fair Value of Financial Instruments:

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practical to estimate:

Investment in Treasury Bills: This investment is considered a trading security. The investment is carried at market value, which approximates cost plus accrued interest.

Notes Payable to Stockholders: Due to the short-term nature of these notes, the fair value of the notes approximated their carrying value.

[4] Loss per Common Share:

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. The effect of the 6,666,666 outstanding warrants issued in connection with the Offering, the 1,500,000 outstanding warrants issued in connection with the private placement and the 105,000 Units included in the underwriter’s purchase option has not been considered in diluted loss per share calculations since the effect of such warrants and options would be anti-dilutive.

[5] Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Restaurant Acquisition Partners, Inc.
(a development stage company)

Notes to Financial Statements
December 31, 2006
[6] Income Taxes:

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company recorded a deferred income tax asset for the tax effect of start-up costs and temporary differences, aggregating approximately $7,674 and $357 at December 31, 2006 and December 25, 2005, respectively. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at December 31, 2006 and December 25, 2005.

The effective tax rate of 0% differs from the statutory rate of 15% due to the effect of the valuation allowance.

[7] Fiscal Year:

The Company uses a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to December 31.
Fiscal year 2006 was a fifty-three week year ending on December 31, 2006.

[8] New Accounting Pronouncements:

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 will have a material effect on its financial condition or results of operations.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE C—INITIAL PUBLIC OFFERING

On December 20, 2006, the Company sold 3,333,333 units (“Units”) at an offering price of $6.00 per Unit. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $4.50. Each Warrant will become exercisable on the later of (a) the completion of a Business Combination with a target business and (b) December 20, 2007 and expiring December 20, 2010. The Warrants may be redeemed by the Company at a cost of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is a least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

The Company agreed to pay the Underwriter an underwriting discount of 8% of the gross proceeds of the Offering and a non-accountable expense allowance of 2% of the gross proceeds of the Offering. However, the Underwriter has agreed that 3.25% of underwriting discount and 2% of non-accountable expense allowance will not be payable unless and until the Company completes a Business Combination and has waived its right to receive such payment upon the Company’s liquidation if the Company is unable to complete a Business Combination. Accordingly, the deferred underwriting discount and non-accountable expense allowance aggregating $1,050,000 has been classified as a liability in the accompanying December 31, 2006 balance sheet. In connection with the Offering, the Company also issued an option, for $100, to the Underwriter, to purchase 105,000 units at an exercise price of $7.20 per Unit (the “Underwriter’s Option”). The Units issuable upon exercise of the Underwriter’s Option are identical to those sold in the Offering except that the warrants included in the Underwriter’s Option have an exercise price of $6.00 per share and both the units and the warrants may be exercised on a “cashless” basis. The Underwriter’s Option may be exercised commencing on the later of the consummation of a Business Combination and December 20, 2007. The Underwriter’s Option expires on December 20, 2011. The Company intends to account for the fair value of the Underwriter’s Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in charge directly to stockholders’ equity. The Company estimates that the fair value of the Underwriter’s Option is approximately $318,276 ($3.03 per Unit) using a Black-Scholes option-pricing model. The fair value of the Underwriter’s Option is estimated as of the date of grant using the following assumptions: (1) expected volatility of 58.13%, (2) risk-free interest rate of 5.29% and (3) expected life of 5 years.

Restaurant Acquisition Partners, Inc.
(a development stage company)

Notes to Financial Statements
December 31, 2006

NOTE D—NOTES PAYABLE TO STOCKHOLDERS

The Company issued unsecured promissory notes to the Founding Stockholders of the Company totaling $108,000 on October 14, 2005 and December 23, 2005 and $16,000 on March 1, 2006. The Notes bore interest at the rate of 5.0% per annum and were due on the earlier of one year from the date of issuance and the completion of the Offering. The Company has incurred $6,998 of interest expense in connection with the notes during the periods ended December 31, 2006. The notes with accrued interest were repaid upon the consummation of the Offering from the net proceeds of the Offering.

NOTE E—RELATED PARTY TRANSACTION

The Company has agreed to pay Pacific Ocean Restaurants, Inc., a wholly-owned subsidiary of Passport Restaurants, Inc. and a company where certain of the Founding Stockholders serve in executive or consulting capacities, an administrative fee of $7,500 per month for office space and general and administrative services commencing December 14, 2006 through the acquisition date of a Target Business. The statements of operations for the period ended December 31, 2006 include $4,350 of expenses related to this agreement.

NOTE F—FOUNDING STOCKHOLDERS

Simultaneously with the consummation of the Offering, the Founding Stockholders purchased an aggregate of 1,500,000 warrants at $0.64 per warrant (“Insider Warrants”) (for an aggregate purchase price of $960,000) privately from the Company. The Company received $640,000 of the purchase price as of December 20, 2006 and the remaining $320,000 was received on December 21, 2006. All of the proceeds from these purchases were placed in the Trust Fund. The warrants purchased by such individuals are identical to the warrants included in the Units sold in the Offering except that the Insider Warrants may be exercised on a "cashless basis" so long as such warrants are held by the Founding Stockholders or their affiliates, the holders have certain SEC registration rights and the warrants and underlying securities may not be transferred (with certain exceptions) prior to 30 days after consummation of a business combination.

NOTE G—COMMON STOCK

On May 4, 2006, the Company effected a 1.25-to-1 stock split. The impact of the stock split was applied retroactively. On November 17, 2006, the Company effected a 1.5-for-1 reverse stock split. The impact of the stock split was applied retroactively. Accordingly, the accompanying financial statements have been retroactively restated to reflect the stock split.

At December 31, 2006, 8,481,666 shares of common stock were reserved for issuance upon exercise of the Warrants, the Insider Warrants and the Underwriter’s Option.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2007.

RESTAURANT ACQUISITION PARTNERS, INC.

By:	/s/ Christopher R. Thomas
Christopher R. Thomas Chief Executive Officer, President and Director (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher R. Thomas Christopher R. Thomas	Chief Executive Officer, President and Director (Principal Executive Officer and Principal Accounting and Financial Officer)	March 30, 2007

/s/ Clyde E. Culp III Clyde E. Culp III	Executive Vice President, Chairman of the Board of Directors and Director	March 30, 2007

/s/ John M. Creed John M. Creed	Vice President, Secretary and Director	March 30, 2007

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement among the Registrant, Capital Growth Financial, LLC and the Underwriters party thereto.

3.1	Fourth Amended and Restated Certificate of Incorporation. (1)

3.2	By-laws. (1)

4.1	Specimen Unit Certificate.

4.2	Specimen Common Stock Certificate.

4.3	Specimen Warrant Certificate.

4.4	Unit Purchase Option granted to Capital Growth Financial, LLC.

4.5	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.

10.1	Letter Agreement among the Registrant, Capital Growth Financial, LLC and each of Christopher R. Thomas, Clyde E. Culp III and John M. Creed.

10.2	Advance Agreement between each of Christopher R. Thomas, Clyde E. Culp III and John M. Creed and the Registrant. (1)

10.3	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.

10.4	Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and each of Christopher R. Thomas, Clyde E. Culp III and John M. Creed.

10.5	Letter Agreement between Pacific Ocean Restaurants, Inc. and the Registrant. (1)

10.6	Registration Rights Agreement among the Registrant and each of Christopher R. Thomas, Clyde E. Culp III and John M. Creed.

10.7	Registration Rights Agreement among the Registrant and Capital Growth Financial, LLC.

10.8	Subscription Agreements among the Registrant and each of Christopher R. Thomas, Clyde E. Culp III and John M. Creed. (1)

31	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-129316).