Form 10QSB
period 2007-04-22
Restaurant Acquisition Partners, Inc.
filed 2007-06-06
CIK 1340995

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 22, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of May 30, 2007, there were 4,166,667 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes: ☐; No: ☒.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Balance Sheets as of April 22, 2007
	(unaudited) and December 31, 2006	3

	Condensed Statements of Operations for the sixteen-week
	period ended April 22, 2007, the sixteen-week period ended April 16, 2006
	and the cumulative period from October 5, 2005 (date of inception) through
	April 22, 2007 (unaudited)	4

	Condensed Statements of Cash Flows for the sixteen-week
	period ended April 22, 2007, the sixteen-week period ended April 16, 2006
	and the cumulative period from October 5, 2005 (date of inception) through
	April 22, 2007 (unaudited)	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis or Plan of Operations	11

Item 3.	Controls and Procedures	12

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	13

Signatures		13

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-QSB (the “Report”) are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Restaurant Acquisition Partners, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations about future events and may involve numerous risks and uncertainties that could cause actual results to differ materially from those described in such statements. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such assumptions and expectations will prove to have been correct. Factors beyond the Company’s control that might cause the Company’s actual results to differ materially from such forward-looking statements include, but are not limited to: general economic conditions, geopolitical events or regulatory changes, consumer spending levels, the uncertainty of public response to the Company’s properties, significant competition in the restaurant industry, costs associated with continued compliance with government regulations and the ability of the Company to successfully implement its business strategy. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I
ITEM 1. FINANCIAL STATEMENTS.
Restaurant Acquisition Partners, Inc.
(a development stage company)

Condensed Balance Sheets

	(Unaudited)
	April 22,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash	$40,796	$212,809
Investments held in Trust	19,627,322	19,567,972
Prepaid Expenses	32,851	3,000

Total Current Assets	19,700,969	19,783,781

Deferred Tax Asset	44,335	-

Total Assets	$19,745,304	$19,783,781

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$111,310	$262,046
Deferred Underwriting Fee	1,050,000	1,050,000

Total Current Liabilities	1,161,310	1,312,046

Common stock, subject to possible conversion,	3,695,152	3,695,152
666,333 shares at conversion value
Commitments
Preferred stock - $.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock - $.0001 par value, 50,000,000 shares authorized; 4,166,667 issued and outstanding	416	416
(which includes 666,333 shares subject to possible conversion)
Additional paid-in capital	14,799,789	14,799,789
Income (deficit) accumulated during the development stage	88,637	(23,622)

Total stockholders' equity	14,888,842	14,776,583

Total liabilities and stockholders' equity	$19,745,304	$19,783,781

See Notes to Condensed Financial Statements

Restaurant Acquisition Partners, Inc.
(a development stage company)

Condensed Statement of Operations (Unaudited)

			Cumulative
			Period from
			October 3, 2005
	For the Sixteen-Week	For the Sixteen-Week	(Date of Inception)
	Period ended	Period ended	through
	April 22, 2007	April 16, 2006	April 22, 2007

Income:
Interest income on trust assets	$280,100	$-	$313,072

Costs and expenses:
General and administrative expenses	$106,774	$-	$145,515
Organization costs	-	2,426	10,855
Interest expense	-	2,789	6,998

Total expenses:	106,774	5,215	163,368

Income before provision for income taxes	173,326	(5,215)	149,704

Provision for income taxes	61,067	-	61,067

Net income (loss) for the period	$112,259	$(5,215)	$88,637

Weighted average number of shares outstanding	4,166,667	833,334	1,578,079

Net income (loss) per share - basic and diluted	$0.03	$(0.01)	$0.06

See Notes to Condensed Financial Statements

Restaurant Acquisition Partners, Inc.
(a development stage company)

Condensed Statements of Cash Flows (Unaudited)

	For the Sixteen-Week Period ended	For the Sixteen-Week Period ended	Cumulative Period from October 3, 2005 (Date of Inception) through
	April 22, 2007	April 16, 2006	April 22, 2007
Cash flows from operating activities:
Net income (loss)	$112,259	$(5,215)	$88,637
Interest earned on treasury bills	(280,100)	-	(313,072)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in:
Prepaid expenses	(29,851)	-	(32,851)
Deferred tax asset	(44,335)	-	(44,335)
Accrued expenses	(150,736)	2,958	(112,005)

Net cash used in operating activities	(392,763)	(2,257)	(413,626)

Cash flows from investing activities:
Cash placed in trust	-	-	(19,535,000)
Disbursements from trust	220,750	-	220,750

Net cash used in investing activities	220,750	-	(19,314,250)

Cash flows from financing activities:
Payment of notes payable - stockholders	-	-	(124,000)
Proceeds from sale of Units to public	-	-	20,000,000
Proceeds from advance payable to stockholders	-	16,000	124,000
Proceeds from issuance of shares to Initial Stockholders	-	-	25,000
Proceeds from sale of Unit Purchase Option	-	-	100
Proceeds from sale of Insider Warrants	-	-	960,000
Payments of deferred offering costs	-	(463)	(1,216,428)

Net cash provided by financing activities	-	15,537	19,768,672

Net increase (decrease) in cash	$(172,013)	$13,280	$40,796

Cash - beginning of period	212,809	602	-

Cash - end of period	$40,796	$13,882	$40,796

Supplemental schedule of cash flow disclosures
Cash paid for:
Interest	$-	$-	$6,998

Supplemental schedule of non-cash financing activities:
Accrual of deferred underwriting fee	$1,050,000	$-	$1,050,000
Accrual of offering costs	-	37,046	-

See Notes to Condensed Financial Statements

Restaurant Acquisition Partners, Inc.
(a development stage company)

Notes to Unaudited Condensed Financial Statements
For the Sixteen-Week Period Ended April 22, 2007

NOTE A—BASIS OF PRESENTATION

These unaudited condensed financial statements at April 22, 2007 and for the periods ending April 22, 2007 and April 16, 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the audited financial statements that were included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2006.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as disclosed herein, considered necessary for a fair statement of our financial position, the results of our operations and cash flows have been included in these unaudited condensed financial statements. The December 31, 2006 balance sheet has been derived from the Company's audited financial statements.

Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 30, 2007.

NOTE B—ORGANIZATION AND BUSINESS OPERATIONS; GOING CONCERN CONSIDERATION

Restaurant Acquisition Partners, Inc. (the "Company") was incorporated in Delaware on October 3, 2005. The Company was formed to serve as a vehicle for the acquisition through a merger, capital stock exchange, asset acquisition or other similar business combination ("Business Combination") of an operating business in the restaurant industry (“Target Business”). The Company has neither engaged in any operations nor generated revenue. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. As such, the Company's operating results relate to organizational activities, initial public offering and search for a business combination for the sixteen-week period ended April 22, 2007, the sixteen-week period ended April 16, 2006 and for the period from inception (October 3, 2005) through April 22, 2007. At April 22, 2007, the Company has not yet commenced any operations.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on December 14, 2006. The Company consummated the Offering on December 20, 2006 and received net proceeds of approximately $17.5 million. The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering of its Units (as described in Note D), although substantially all of the net proceeds of the Offering are intended to be generally applied toward a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $19,535,000, which includes $960,000 relating to the sale of Insider Warrants (as defined below) and $1,050,000 deferred payment to Capital Growth Financial LLC and Tejas Securities Group , Inc., the underwriters in the Offering (collectively, the “Underwriter”), of the net proceeds is being held in a trust account (“Trust Fund”) and invested in government securities until the earlier of (i) the completion of its first Business Combination and (ii) the distribution of the Trust Fund as described below. The cash placed in the Trust Account has been invested in a Treasury Bill which is being accounted for as a trading security. The placing of funds in the Trust Fund may not protect those funds from third party claims against the Company. Although the Company will seek to have vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Fund, there is no guarantee that they will execute such agreements. The Company’s Founding Stockholders have severally agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Fund are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered contracted for or products sold to the Company. However, there can be no assurance that the Founding Stockholders will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Fund) and interest and other earnings on the net proceeds held in the Trust Fund up to $1,025,000, after giving effect to applicable taxes, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of April 22, 2007, the Company has withdrawn interest on the net proceeds held in the Trust Fund of approximately $220,750, before giving effect to applicable taxes.

Restaurant Acquisition Partners, Inc.
(a development stage company)

Notes to Unaudited Condensed Financial Statements
For the Sixteen-Week Period Ended April 22, 2007

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

With respect to a Business Combination which is approved and consummated, any public stockholder who voted against the Business Combination will be entitled to convert their stock into their pro rata share of the Trust Fund, including $0.315 per share ($1,050,000 in total) being held in the Trust Fund attributable to the deferred Underwriter’s discount and non-accountable expense allowance, and any accrued interest earned on their portion of the Trust Fund not previously released to us, as of two business days prior to the proposed completion of the Business   Combination. Accordingly, public stockholders holding 19.99% of the aggregate number of shares owned by all public stockholders may seek conversion of their shares in the event of a Business   to the shares held by the Founding Stockholders. Accordingly, a portion of the net proceeds of the Offering (19.99% of the amount originally held in the Trust Fund excluding the $0.315 per share attributable to the deferred Underwriter’s discount and non-accountable expense allowance) has been classified as common stock subject to possible conversion in the accompanying April 22, 2007 balance sheet. Such public stockholders are entitled to receive their pro rata share of the Trust Fund computed without regard to the shares held by Founding Stockholders.

In the event that the Company does not complete a Business Combination by June 20, 2008, 18 months from the date of the completion of the Offering, or December 20, 2008, 24 months from the completion of the Offering if certain extension criteria have been satisfied (the "Acquisition Period"), the proceeds held in the Trust Fund will be distributed to the Company's public stockholders, excluding the Founding Stockholders to the extent of their initial stock holdings. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note D).

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]	Cash and Cash Equivalents:

Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased. The Company did not hold any cash equivalents as of April 22, 2007.

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

Restaurant Acquisition Partners, Inc.
(a development stage company)

Notes to Unaudited Condensed Financial Statements
For the Sixteen-Week Period Ended April 22, 2007

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

The Company recorded a deferred income tax asset for the tax effect of start-up costs and temporary differences, aggregating approximately $44,335 at April 22, 2007. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a valuation allowance of $4,156 to reduce the deferred income tax asset to its expected net realizable value at April 22, 2007.

The effective tax rate of approximately 35% differs from the statutory rate of 34% due to the effect of the valuation allowance and state income taxes.

[7]	Fiscal Year:

The Company uses a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to December 31. Fiscal year 2007 is a fifty-two week year ending on December 30, 2007. The first quarter of the fiscal year is 16 weeks. The second, third and fourth quarters are each 12 weeks. In the fiscal year 2007, the first fiscal quarter ended April 22, 2007, the second quarter will end on July 15, 2007, the third quarter will end on October 7, 2007, and the fourth quarter will end on December 30, 2007.

Restaurant Acquisition Partners, Inc.
(a development stage company)

Notes to Unaudited Condensed Financial Statements
For the Sixteen-Week Period Ended April 22, 2007

[8]	New Accounting Pronouncements:

In January 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on technical merits. The adoption of FIN 48 did not have a material effect on the Company's results of operations or financial condition. The Company was incorporated on October 3, 2005. Accordingly, the tax periods ending December 25, 2005 and December 31, 2006 are open for examination as of April 22, 2007.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE D—INITIAL PUBLIC OFFERING

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

The Company agreed to pay the Underwriter an underwriting discount of 8% of the gross proceeds of the Offering and a non-accountable expense allowance of 2% of the gross proceeds of the Offering. However, the Underwriter has agreed that 3.25% of underwriting discount and 2% of non-accountable expense allowance will not be payable unless and until the Company completes a Business Combination and has waived its right to receive such payment upon the Company’s liquidation if the Company is unable to complete a Business Combination. Accordingly, the deferred underwriting discount and non-accountable expense allowance aggregating $1,050,000 has been classified as a liability in the accompanying April 22, 2007 balance sheet. In connection with the Offering, the Company also issued an option, for $100, to the Underwriter, to purchase 105,000 units at an exercise price of $7.20 per Unit (the “Underwriter’s Option”). The Units issuable upon exercise of the Underwriter’s Option are identical to those sold in the Offering except that the warrants included in the Underwriter’s Option have an exercise price of $6.00 per share and both the units and the warrants may be exercised on a “cashless” basis. The Underwriter’s Option may be exercised commencing on the later of the consummation of a Business Combination and December 20, 2007. The Underwriter’s Option expires on December 20, 2011. The Company intends to account for the fair value of the Underwriter’s Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in charge directly to stockholders’ equity. The Company estimates that the fair value of the Underwriter’s Option is approximately $318,276 ($3.03 per Unit) using a Black-Scholes option-pricing model.   The fair value of the Underwriter’s Option is estimated as of the date of grant using the following assumptions: (1) expected volatility of 58.13%, (2) risk-free interest rate of 5.29% and (3) expected life of 5 years.

NOTE E—NOTES PAYABLE TO STOCKHOLDERS

The Company issued unsecured promissory notes to the Founding Stockholders of the Company totaling $108,000 on October 14, 2005 and December 23, 2005 and $16,000 on March 1, 2006. The Notes bore interest at the rate of 5.0% per annum and were due on the earlier of one year from the date of issuance and the completion of the Offering. The Company has incurred $2,789 and $6,998 of interest expense in connection with the notes during the sixteen-week period ended April 16, 2006 and the periods ended December 31, 2006, respectively. The notes with accrued interest were repaid upon the consummation of the Offering from the net proceeds of the Offering.

Restaurant Acquisition Partners, Inc.
(a development stage company)

Notes to Unaudited Condensed Financial Statements
For the Sixteen-Week Period Ended April 22, 2007

NOTE F—RELATED PARTY TRANSACTION

The Company has agreed to pay Pacific Ocean Restaurants, Inc., a wholly-owned subsidiary of Passport Restaurants, Inc. and a company where certain of the Founding Stockholders serve in executive or consulting capacities, an administrative fee of $7,500 per month for office space and general and administrative services commencing December 14, 2006 through the acquisition date of a Target Business. The statements of operations for the sixteen-week period ended April 22, 2007 include $27,692 of expenses related to this agreement.

NOTE G—FOUNDING STOCKHOLDERS

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

NOTE H—COMMON STOCK

On May 4, 2006, the Company effected a 1.25-to-1 stock split. The impact of the stock split was applied retroactively. On November 17, 2006, the Company effected a 1.5-for-1 reverse stock split. The impact of the stock split was applied retroactively. Accordingly, the accompanying financial statements have been retroactively restated to reflect the stock split.

At April 22, 2007, 8,481,666 shares of common stock were reserved for issuance upon exercise of the Warrants, the Insider Warrants and the Underwriter’s Option.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

We had net income of $112,259 for the sixteen-week period ended April 22, 2007 consisting of interest income of $280,100 on the trust account investment, reduced by $61,067 for income tax expense, $27,692 for a monthly administrative services agreement and $79,082 for other general administrative expenses including expenses for professional services, consulting services, travel, and officers and directors liability insurance. We had a net loss of $5,215 for the sixteen-week period ended April 16, 2006.

We had net income of $88,637 for the period from October 5, 2005 (inception) through April 22, 2007 consisting of interest income of $313,072 on the trust account investment, reduced by $61,067 for income tax expense, $6,998 for interest expense, $10,855 for organizational costs, $32,042 for a monthly administrative services agreement and $133,473 for other general administrative expenses including expenses for professional services, consulting services, travel, and officers and directors liability insurance.

We are obligated to pay to Pacific Ocean Restaurants, Inc., an affiliate of certain of our initial stockholders a monthly fee of $7,500 for general and administrative services and for the use of certain limited office space in Orlando, Florida. In addition, in October and December 2005 and March 2006, our stockholders prior to our initial public offering advanced an aggregate of $124,000 to us at an interest rate of 5.0 percent per annum, for payment of offering expenses on our behalf. This amount ($130,998 including interest) was repaid in December 2006 out of proceeds of our initial public offering.

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

ITEM 3. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and our principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 22, 2007. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

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

PART II

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

 ITEM 5. OTHER INFORMATION.

 None.

ITEM 6. EXHIBITS.

The following Exhibits are filed as part of this Report:

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of June 2007.

RESTAURANT ACQUISITION PARTNERS, INC.

By:	/s/ Christopher R. Thomas
Christopher R. Thomas Chief Executive Officer, President and Director (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher R. Thomas Christopher R. Thomas	Chief Executive Officer, President and Director (Principal Executive Officer and Principal Accounting and Financial Officer)	June 5, 2007

/s/ Clyde E. Culp III Clyde E. Culp III	Executive Vice President, Chairman of the Board of Directors and Director	June 5, 2007

/s/ John M. Creed John M. Creed	Vice President, Secretary and Director	June 5, 2007

EXHIBIT INDEX

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.