Form 10QSB
period 2007-10-07
Restaurant Acquisition Partners, Inc.
filed 2007-11-21
CIK 1340995

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 7, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

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

As of November 12, 2007, there were 4,166,667 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes: ☐ ; No: ☒ .

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Balance Sheets as of October 7, 2007 (unaudited) and December 31, 2006	3

	Condensed Statements of Operations for the twelve-week period ended October 7, 2007, the twelve-week period ended October 1, 2006, the forty-week period ended October 7, 2007, the forty-week period ended October 1, 2006, and the cumulative period from October 3, 2005 (date of inception) through October 7, 2007 (unaudited)	4

	Condensed Statements of Cash Flows for the forty-week period ended October 7, 2007, forty-week period ended October 1, 2006, and the cumulative period from October 3, 2005 (date of inception) through October 7, 2007 (unaudited)	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis or Plan of Operations	10

Item 3.	Controls and Procedures	11

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits	12

Signatures		12

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

PART I
ITEM 1. FINANCIAL STATEMENTS.

Restaurant Acquisition Partners, Inc.
(a development stage company)

Condensed Balance Sheets

	October 7, 2007	December 31, 2006
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$200,366	$212,809
Investments held in trust	19,552,927	19,567,972
Prepaid expenses	31,713	3,000

Total current assets	19,785,006	19,783,781

Deferred tax asset, net of allowance of $10,394	97,352	—

Total assets	$19,882,358	$19,783,781

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$121,227	$262,046
Deferred underwriting fee	1,050,000	1,050,000

Total current liabilities	1,171,227	1,312,046

Common stock, subject to possible conversion,	3,695,152	3,695,152
666,333 shares at conversion value
Commitments
Preferred stock - $.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock - $.0001 par value, 50,000,000 shares authorized; 4,166,667 issued and outstanding	416	416
(which includes 666,333 shares subject to possible conversion)
Additional paid-in capital	14,799,789	14,799,789
Income (deficit) accumulated during the development stage	215,774	(23,622)

Total stockholders' equity	15,015,979	14,776,583

Total liabilities and stockholders' equity	$19,882,358	$19,783,781

See Notes to Condensed Financial Statements

Restaurant Acquisition Partners, Inc.
(a development stage company)

Condensed Statement of Operations (Unaudited)

	For The Twelve- Week Period ended October 7, 2007	For the Twelve- Week Period ended October 1, 2006	For the Forty- Week Period ended October 7, 2007	For the Forty- Week Period ended October 1, 2006	Cumulative Period from October 3, 2005 (Date of Inception) through October 7, 2007

Income:
Interest income	$191,851	$—	$692,951	$—	$725,923

Costs and expenses:
General and administrative expenses	$84,794	$—	$306,989	$—	$345,730
Organization costs	—	$524	—	6,880	10,855
Interest expense	—	1,426	—	5,642	6,998

Total expenses:	84,794	1,950	306,989	12,522	363,583

Income (loss) before provision for income taxes	107,057	(1,950)	385,962	(12,522)	362,340

Provision for income taxes	42,828	—	146,566	—	146,566

Net income (loss) for the Period	$64,229	$(1,950)	$239,396	$(12,522)	$215,774

Weighted average number of shares outstanding	4,166,667	833,334	4,166,667	833,334	2,179,576

Net income (loss) per share - basic and diluted	$0.02	$(0.00)	$0.06	$(0.02)	$0.10

See Notes to Condensed Financial Statements

Restaurant Acquisition Partners, Inc.
(a development stage company)

Condensed Statements of Cash Flows (Unaudited)

	For the Forty-Week Period ended October 7, 2007		For the Forty-Week Period ended October 1, 2006	Cumulative Period from October 3, 2005 (Date of Inception) through October 7, 2007

Cash flows from operating activities:
Net income (loss)		$239,396	$(12,522)	$215,774
Interest earned on trust asset treasury bills		(692,052)	—	(725,024)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in: Prepaid expenses		(28,713)	—	(31,713)
Accrued expenses		(140,819)	5,642	(102,088)
Deferred tax asset		(97,352)	—	(97,352)
Net cash used in operating activities		(719,540)	(6,880)	(740,403)
Cash flows from investing activities:
Disbursements from trust		707,097	—	707,097
Cash placed in trust		—	—	(19,535,000)
Net cash used in investing activities		707,097	—	(18,827,903)
Cash flows from financing activities:
Payment of notes payable - stockholders		—	—	(124,000)
Proceeds from sale of Units to public		—	—	20,000,000
Proceeds from advance payable to stockholders		—	16,000	124,000
Proceeds from issuance of shares to Initial Stockholders		—	—	25,000
Proceeds from sale of Unit Purchase Option		—	—	100
Proceeds from sale of Insider Warrants		—	—	960,000
Payments of deferred offering costs		—	(4,336)	(1,216,428)
Net cash provided by financing activities		—	11,664	19,768,672
Net increase (decrease) in cash		$(12,443)	$4,784	$200,366
Cash - beginning of period		212,809	602	—
Cash - end of period		$200,366	$5,386	$200,366

Supplemental schedule of cash flow disclosures Cash paid for: Interest:		$—	$—	$6,998
Supplemental schedule of non-cash financing activities:
Accrual of deferred underwriting fee		$—	$—	$1,050,000
Accrual of offering costs	$		$109,883	$—

See Notes to Condensed Financial Statements

Restaurant Acquisition Partners, Inc.
(a development stage company)

Notes to Unaudited Condensed Financial Statements
For the Twelve-Week Period Ended October 7, 2007

NOTE A—BASIS OF PRESENTATION

These unaudited condensed financial statements at October 7, 2007 and for the periods ending October 7, 2007 and October 1, 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the audited financial statements that were included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2006.

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

NOTE B—ORGANIZATION AND BUSINESS OPERATIONS; GOING CONCERN CONSIDERATION

Restaurant Acquisition Partners, Inc. (the "Company") was incorporated in Delaware on October 3, 2005. The Company was formed to serve as a vehicle for the acquisition through a merger, capital stock exchange, asset acquisition or other similar business combination ("Business Combination") of an operating business in the restaurant industry (“Target Business”). The Company has neither engaged in any operations nor generated revenue. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. As such, the Company's operating results relate to organizational activities, initial public offering and search for a business combination for the twelve-week period ended October 7, 2007, the twelve-week period ended October 1, 2006, the forty-week period ended October 7, 2007, the forty-week period ended October 1, 2006 and for the period from inception (October 3, 2005) through October 7, 2007. At October 7, 2007, the Company has not yet commenced any operations.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on December 14, 2006. The Company consummated the Offering on December 20, 2006 and received net proceeds of approximately $17.5 million. The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering of its Units (as described in Note D), although substantially all of the net proceeds of the Offering are intended to be generally applied toward a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $19,535,000, which includes $960,000 relating to the sale of Insider Warrants (as defined below) and $1,050,000 deferred payment to Capital Growth Financial LLC and Tejas Securities Group , Inc., the underwriters in the Offering (collectively, the “Underwriter”), of the net proceeds is being held in a trust account (“Trust Fund”) and invested in government securities until the earlier of (i) the completion of its first Business Combination and (ii) the distribution of the Trust Fund as described below. The cash placed in the Trust Account has been invested in a Treasury Bill which is being accounted for as a trading security. The placing of funds in the Trust Fund may not protect those funds from third party claims against the Company. Although the Company will seek to have vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Fund, there is no guarantee that they will execute such agreements. The Company’s Founding Stockholders have severally agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Fund are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered contracted for or products sold to the Company. However, there can be no assurance that the Founding Stockholders will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Fund) and interest and other earnings on the net proceeds held in the Trust Fund up to $1,025,000, after giving effect to applicable taxes, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of October 7, 2007, the Company has withdrawn interest on the net proceeds held in the Trust Fund of approximately $707,097, before giving effect to applicable taxes.

Restaurant Acquisition Partners, Inc.
(a development stage company)

Notes to Unaudited Condensed Financial Statements
For the Twelve-Week Period Ended October 7, 2007

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

With respect to a Business Combination which is approved and consummated, any public stockholder who voted against the Business Combination will be entitled to convert their stock into their pro rata share of the Trust Fund, including $0.315 per share ($1,050,000 in total) being held in the Trust Fund attributable to the deferred Underwriter’s discount and non-accountable expense allowance, and any accrued interest earned on their portion of the Trust Fund not previously released to us, as of two business days prior to the proposed completion of the Business   Combination. Accordingly, public stockholders holding 19.99% of the aggregate number of shares owned by all public stockholders may seek conversion of their shares in the event of a Business   to the shares held by the Founding Stockholders. Accordingly, a portion of the net proceeds of the Offering (19.99% of the amount originally held in the Trust Fund excluding the $0.315 per share attributable to the deferred Underwriter’s discount and non-accountable expense allowance) has been classified as common stock subject to possible conversion in the accompanying October 7, 2007 balance sheet. Such public stockholders are entitled to receive their pro rata share of the Trust Fund computed without regard to the shares held by Founding Stockholders.

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
For the Twelve-Week Period Ended October 7, 2007

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

[2] New Accounting Pronouncements:

In January 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on technical merits. The adoption of FIN 48 did not have a material effect on the Company's results of operations or financial condition. The Company was incorporated on October 3, 2005. Accordingly, the tax periods ending December 25, 2005 and December 31, 2006 are open for examination as of October 7, 2007.

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

The Company agreed to pay the Underwriter an underwriting discount of 8% of the gross proceeds of the Offering and a non-accountable expense allowance of 2% of the gross proceeds of the Offering. However, the Underwriter has agreed that 3.25% of underwriting discount and 2% of non-accountable expense allowance will not be payable unless and until the Company completes a Business Combination and has waived its right to receive such payment upon the Company’s liquidation if the Company is unable to complete a Business Combination. Accordingly, the deferred underwriting discount and non-accountable expense allowance aggregating $1,050,000 has been classified as a liability in the accompanying October 7, 2007 balance sheet. In connection with the Offering, the Company also issued an option, for $100, to the Underwriter, to purchase 105,000 units at an exercise price of $7.20 per Unit (the “Underwriter’s Option”). The Units issuable upon exercise of the Underwriter’s Option are identical to those sold in the Offering except that the warrants included in the Underwriter’s Option have an exercise price of $6.00 per share and both the units and the warrants may be exercised on a “cashless” basis. The Underwriter’s Option may be exercised commencing on the later of the consummation of a Business Combination and December 20, 2007. The Underwriter’s Option expires on December 20, 2011. The Company intends to account for the fair value of the Underwriter’s Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in charge directly to stockholders’ equity. The Company estimates that the fair value of the Underwriter’s Option is approximately $318,276 ($3.03 per Unit) using a Black-Scholes option-pricing model.   The fair value of the Underwriter’s Option is estimated as of the date of grant using the following assumptions: (1) expected volatility of 58.13%, (2) risk-free interest rate of 5.29% and (3) expected life of 5 years.

Restaurant Acquisition Partners, Inc.
(a development stage company)

Notes to Unaudited Condensed Financial Statements
For the Twelve-Week Period Ended October 7, 2007

NOTE E—RELATED PARTY TRANSACTION

The Company has agreed to pay Pacific Ocean Restaurants, Inc., a wholly-owned subsidiary of Passport Restaurants, Inc. and a company where certain of the Founding Stockholders serve in executive or consulting capacities, an administrative fee of $7,500 per month for office space and general and administrative services commencing December 14, 2006 through the acquisition date of a Target Business. The statements of operations for the twelve-week period and forty-week period ended October 7, 2007 include $20,769 and $68,785 of expenses related to this agreement, respectively.

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

At October 7, 2007, 8,481,666 shares of common stock were reserved for issuance upon exercise of the Warrants, the Insider Warrants and the Underwriter’s Option.

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

We had net income of $64,229 for the twelve-week period ended October 7, 2007 consisting of interest income of $191,851 on the trust account investment and cash balances, reduced by $42,828 for income tax expense, $20,769 for a monthly administrative services agreement, and $64,025 for other general administrative expenses including expenses for state franchise taxes, professional services, consulting services, travel, and officers and directors liability insurance. We had a net loss of $1,950 for the twelve-week period ended October 1, 2006.

We had net income of $239,396 for the forty-week period ended October 7, 2007 consisting of interest income of $692,951 on the trust account investment and cash balances, reduced by $146,566 for income tax expense, $68,785 for a monthly administrative services agreement, and $238,204 for other general administrative expenses including expenses for state franchise taxes, professional services, consulting services, travel, and officers and directors liability insurance. We had a net loss of $12,522 for the forty-week period ended October 1, 2006.

We had net income of $215,774 for the period from October 3, 2005 (inception) through October 7, 2007 consisting of interest income of $725,923 on the trust account investment and cash balances, reduced by $146,566 for income tax expense, $73,135 for a monthly administrative services agreement, $6,998 for interest expense, $10,855 for organizational costs and $272,595 for other general administrative expenses including expenses for state franchise taxes, professional services, consulting services, travel, and officers and directors liability insurance.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 7, 2007. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20 th day of November 2007.

RESTAURANT ACQUISITION PARTNERS, INC.

By:	/s/ Christopher R. Thomas
Christopher R. Thomas Chief Executive Officer, President and Director (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher R. Thomas	Chief Executive Officer, President and Director	November 20, 2007
Christopher R. Thomas	(Principal Executive Officer and Principal Accounting and Financial Officer)

/s/ Clyde E. Culp III	Executive Vice President, Chairman of the Board of Directors and	November 20, 2007
Clyde E. Culp III	Director

/s/ John M. Creed	Vice President, Secretary and Director	November 20, 2007
John M. Creed

EXHIBIT INDEX

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.