Form 10KSB
period 2007-12-30
Restaurant Acquisition Partners, Inc.
filed 2008-03-31
CIK 1340995

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 30, 2007

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

Issuer’s revenues for the fiscal year ended December 30, 2007 were $849,804.

As of March 26, 2008, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $18,499,998
As of March 26, 2008, there were 4,166,667 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes  ☐ No  ☒

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

After deducting certain underwriting discounts and non-accountable expense allowances, certain offering expenses and the repayment of loans made by the officers and directors of the Company paid at closing, the total net proceeds distributed to us from the offering were $18,812,502, of which $18,575,000 (which includes $1,050,000 deferred payment of underwriting discounts and non-accountable expense allowance to Capital Growth Financial LLC (“Capital Growth”) and Tejas Securities Group, Inc. (“Tejas Securities”), the underwriters in the public offering) were deposited into the trust account. A total amount of $19,535,000 was deposited into the trust account reflecting the $18,575,000 of net proceeds distributed from the offering noted above and $960,000 of net proceeds relating to the sale of 1,500,000 warrants at $0.64 per warrant to the Company’s founding shareholders in a concurrent private sale. The remaining net proceeds distributed from the offering of $237,502 and interest and other earnings on the net proceeds held in the trust account up to $1,025,000, after giving effect to applicable taxes, were used to pay for accrued offering expenses of $223,315 and business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

After deducting all underwriting discounts and non-accountable expense allowances, including deferred discounts and allowances, and all offering expenses, the total net proceeds to us from the offering were $17,510,000.

Through December 30, 2007, we have used all of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remained on deposit in the trust fund earning interest. As of December 30, 2007, there was $19,551,693 held in the trust fund.

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

Fair Market Value of Target Business

        The initial target business that we acquire must have a fair market value equal to at least 80 percent of our net assets (all of our assets, including funds held in trust, less our liabilities, including deferred underwriting compensation and deferred non-accountable expense allowance) at the time of such acquisition. The fair market value of such business will be determined by our Board of Directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the Financial Industry Regulatory Authority with respect to the satisfaction of such criteria. Given that any opinion, if obtained, would merely state that fair market value meets the 80 percent of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors determines that the target business has sufficient fair market value.

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

Conversion Rights

        At the time we seek stockholder approval of any business combination, we will offer each public stockholder (but not our founding stockholders) the right to have such stockholder's shares of common stock converted into cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust account (calculated as of two business days prior to the completion of the proposed business combination), including $0.315 per share attributable to the amount of deferred underwriting compensation and non-accountable expense allowance, and accrued account interest that remains, divided by the number of shares sold in our initial public offering. Without taking into account interest, if any, earned on the trust account that has not been released to the Company, the initial per-share conversion price as of December 30, 2007 would be approximately $5.86, or $0.14 less than the per-unit offering price of $6.00. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. If a stockholder votes against the business combination but fails to properly exercise its conversion rights, such stockholder will not have its shares of common stock redeemed for its pro rata distribution of the trust fund. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. The funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who redeem their stock for their share of the trust account still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders owning 20 percent or more of the shares sold in our initial public offering exercise their conversion rights. Our initial stockholders are not entitled to convert those shares of common stock acquired by them prior to our initial public offering into a pro rata share of the trust account. In addition, if our initial stockholders acquire shares of common stock following our initial public offering in the open market, our initial stockholders have agreed to vote such shares in favor of a business combination, meaning our initial stockholders cannot exercise conversion rights that are exercisable by our public stockholders.

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

        If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account that has not been released to the Company, the initial per-share liquidation price as of December 30, 2007 would be approximately $5.86. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Messrs. Thomas, Creed and Culp have agreed pursuant to agreements with us and the underwriters that, if we liquidate prior to the completion of a business combination, they will severally and not jointly (one-third each) be personally liable to pay debts and obligations to vendors that are owed money by us for services rendered or products sold to us in excess of the net proceeds of our initial public offering not held in the trust account at that time, only if such vendors do not provide valid and enforceable waivers to any rights or claims to the trust account. It is our intention that all vendors, prospective target businesses and other entities that we engage will execute agreements with us waiving any right to the monies held in the trust account.

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

        None of our outstanding warrants will be exercisable, and we may not issue shares of common stock, unless (1) at the time a holder seeks to exercise such warrants, a registration statement is effective with respect to the common stock underlying the public warrants, and (2) the common stock underlying the public warrants has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain an effective registration statement relating to common stock underlying the public warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If a registration statement is not effective with respect to the common stock underlying the public warrants or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited, the holders of warrants may not be able to exercise their warrants and the warrants may expire worthless. We have registered the sale of the common stock issuable upon exercise of the warrants, or are relying on exemptions from registration only, in the following states: Colorado, Delaware, Hawaii, Illinois, New York and Rhode Island, and will have no obligation to register the warrant shares in any other state. Because we will offer and sell the units in Florida but we will not be registering the sale of the common stock issuable upon exercise of the warrants in Florida, residents of Florida may purchase units, but may be unable to exercise their warrants absent an exemption from registration in Florida at the time of intended exercise. If we use our best efforts to register the common stock issuable upon exercise of the public warrants and to maintain an effective registration statement, as required under the warrant agreement, then the holders of such warrants will have no recourse against us if we fail to achieve such conditions. If, however, we do not use our best efforts, then we potentially may be liable to the investors for monetary damages resulting from such contract breach.

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

ITEM 3. LEGAL PROCEEDINGS .

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

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2008:
First Quarter*	$6.30	$5.95	$5.55	$5.45	$0.45	$0.09
2007:

Fourth Quarter	$6.45	$6.00	$5.55	$5.45	$0.45	$0.41
Third Quarter	$6.45	$6.15	$5.55	$5.41	$0.43	$0.30
Second Quarter	$6.50	$6.25	$5.51	$5.37	$0.52	$0.39
First Quarter	$6.40	$5.90	$5.50	5.10	$0.50	$0.43
2006:
Fourth Quarter	$6.00	$5.75	—	—	—	—

*	Through March 26, 2008

Holders

As of March 26, 2008, there was one holder of record of our units, three holders of record of our common stock and four holders of record of our warrants.

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

Through December 30, 2007, we have used all of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remained on deposit in the trust fund and earned $882,776 in interest through December 30, 2007. As of December 30, 2007, there was $19,551,693 held in the trust fund.

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

We had net income of $173,577 for the fifty two-week period ended December 30, 2007 consisting of interest income of $849,804 on the trust account investment and cash balances, reduced by $120,447 for income tax expense, $90,000 for a monthly administrative services agreement, and $465,780 for other general administrative expenses including expenses for state franchise taxes, professional services, consulting services, travel, and officers and directors liability insurance. We had a net loss of $22,572 for the fifty three-week period ended December 31, 2006.

We had net income of $149,955 for the period from October 3, 2005 (inception) through December 30, 2007 consisting of interest income of $882,776 on the trust account investment and cash balances, reduced by $120,447 for income tax expense, $95,635 for a monthly administrative services agreement, $6,998 for interest expense, $10,855 for organizational costs and $498,886 for other general administrative expenses including expenses for state franchise taxes, professional services, consulting services, travel, and officers and directors liability insurance.

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

Warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The warrants meet the scope exception in paragraph 11(a) of Financial Accounting Standards (FAS) 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See Note C to the financial statements for more information.

ITEM 7. FINANCIAL STATEMENTS.

This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROL AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d15 under the Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer, of the effectiveness of our disclosure controls and procedures as of December 30, 2007. Our management has concluded, based on their evaluation, that as of the end of the period covered by this Annual Report, our disclosure and controls and procedures were effective as of December 30, 2007 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It includes those policies and procedures that:

(i)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;
(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of a company are being made only in accordance with authorizations of management and the board of directors of the company; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on its financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management has used the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has selected the COSO framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board, that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company’s internal controls, is sufficiently complete so that relevant controls are not omitted, and is relevant to an evaluation of internal controls over financial reporting.

Based on our assessment, management has concluded that our internal control over financial reporting, based on criteria established in “Internal Control-Integrated Framework” issued by COSO was effective as of December 30, 2007.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over our financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our management’s report in this Annual Report.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

On January 14, 2008, Restaurant Acquisition Partners, Inc. (the “Company”) was notified that certain partners of Goldstein Golub Kessler LLP (“GGK”), the Company’s independent registered public accounting firm, became partners of McGladrey & Pullen, LLP pursuant to limited asset purchase agreement. As a result thereof, GGK resigned as independent registered public accounting firm for the Company.  On January 17, 2008, McGladrey & Pullen, LLP was engaged as the Company’s new independent registered public accounting firm.

The audit reports of GGK on the financial statements of the Company at December 31, 2006 and December 25, 2005, and from the period October 3, 2005 (inception) to December 25, 2005, and the cumulative period from October 3, 2005 (inception) to December 31, 2006, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the financial statements for the period ended December 25, 2005 included a going concern explanatory paragraph.

The decision to engage McGladrey & Pullen, LLP was approved by the Company’s board of directors.

During the Company’s two most recent fiscal years ended December 25, 2005 and December 31, 2006 and through the date of this Current Report, the Company did not consult with McGladrey & Pullen, LLP on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and McGladrey & Pullen, LLP did not provide either a written report or oral advice to the Company that McGladrey & Pullen, LLP concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

During the period from October 3, 2005 (inception) to December 31, 2006 and through the date of this Current Report, there were: (i) no disagreements between the Company and GGK on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of GGK, would have caused GGK to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our current directors and executive officers are as follows:

Name	Age	Position
Christopher R. Thomas	59	Chief Executive Officer, President and Director

Clyde E. Culp III	65	Executive Vice President, Chairman of the Board of Directors and Director

John M. Creed	71	Vice President, Secretary and Director

William O. Fleischman	62	Director

Christopher R. Thomas   has been our Chief Executive Officer, President and a member of our Board of Directors since our inception. He has over 20 years of chain restaurant experience, including operations, concept and menu development, franchise relations and finance and revitalization turn-around efforts. From June 2003 to April 2007, he served as Chief Executive Officer of Passport Restaurants, Inc., a restaurant holding company whose common stock is traded on the NASD pink sheets. From October 2001 to April, 2007, Mr. Thomas has served as Chief Executive Officer of Pacific Ocean Restaurants, Inc., a southern California based restaurant operating company, which acquires, grows and manages emerging, underdeveloped and underperforming restaurant chains. In 2005, Pacific Ocean Restaurants became a subsidiary of Passport Restaurants. He currently serves as a director of Passport Restaurants, Inc. From May 2000 until September 2001, he was engaged as President of Planet Hollywood International, Inc., a publicly held company. Prior to Mr. Thomas' joining Planet Hollywood, it had faced significant operational and financial challenges which resulted in its filing for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in October 1999. Planet Hollywood emerged from bankruptcy in May 2000 and Mr. Thomas joined the company in an attempt to improve its operations. In October 2001, Planet Hollywood refiled for bankruptcy protection under Chapter 11. From January, 1997 through July, 1999, Mr. Thomas was President and Chief Executive Officer of Sizzler USA, a chain of 300 company and franchise family restaurants with annual systemwide sales in excess of $350 million. As CEO of Sizzler USA, Mr. Thomas led a turnaround of the domestic Sizzler business by re-positioning the Sizzler concept as the basis for a revitalization of its menu, facilities, operations, marketing, purchasing, employee recruitment and training. As a result, the Sizzler domestic division produced same store sales increases after 27 quarters of declines and produced annual profits in excess of $8 million after annual losses of more than $10 million. From April, 1984 to July, 1999, he was Executive Vice President and Chief Financial Officer of Sizzler International, Inc., a New York Stock Exchange listed company. In 1996, Mr. Thomas created and implemented a corporate reorganization plan which reduced management and other costs, resulting in overhead savings of approximately $14.5 million (61 percent). In addition, while at Sizzler International, Inc., Mr. Thomas was responsible for multiple public debt and equity offerings, including offerings in international markets, and major acquisitions and divestitures including the sale of the domestic KFC division at approximately 19 times net earnings or $122 million (209 restaurants with annual sales of approximately $129 million), the sale of Collins Foods Service ($300 million in annual sales) and the purchase and sale of Naugles, Inc. (200 restaurants) among others. Mr. Thomas served as Chairman of the California Restaurant Association from 2001 to 2002. He is a Magna Cum Laude graduate of the University of Southern California, Los Angeles, California, where he earned a Bachelor of Science degree.

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

John M. Creed   has been Vice President, Secretary and a member of the Board of Directors since our inception. Mr. Creed founded Pacific Ocean Restaurants, Inc., a southern California based restaurant operating company which acquires, grows and manages emerging, underdeveloped and underperforming restaurant chains, in 1996, and has more than 30 years experience in the restaurant industry. In 2005, Pacific Ocean Restaurants became a subsidiary of Passport Restaurants, Inc., a publicly held restaurant holding company. He currently serves as a director, Chairman, and Chief Executive Officer of Passport Restaurants. From 1968 until April, 1996, Mr. Creed served in various capacities, lastly as Chairman and Chief Executive Officer, of Chart House Enterprises, Inc., a NYSE listed restaurant chain of dinner houses. During his tenure and under his leadership, the chain grew from 12 to 72 units with annual sales exceeding $200 million. He also served as President and Chief Operating Officer of Diversifoods, Inc., a large multi-branded public company with sales in excess of $800 million and comprised of 800 Godfather's Pizzas, 500 Burger King restaurants, 100 Luther's Bar-B-Q restaurants and several other small chains, from January 1985 through November 1985. Mr. Creed has successfully led initial public offerings and management leveraged buy-outs of large and small restaurant chains, including Chart House, and led numerous chain restaurant acquisitions and divestitures including Luther's Bar-B-Q, Island's Hamburgers, Paradise Bakery and Cork `n Cleaver. Mr. Creed has deep experience in both fast food and casual dining.

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

ITEM 10. EXECUTIVE COMPENSATION.

Commencing December 15, 2006 through the completion of a business combination or our liquidation, we will pay a monthly fee of $7,500 to Pacific Ocean Restaurants, Inc., an affiliate of our initial stockholders (who are our sole current officers and three of our four directors). Upon completion of a business combination or our liquidation, we will no longer be required to pay this monthly fee. Other than this $7,500 per month administrative fee, no compensation of any kind (including finder’s and consulting fees) will be paid to any of our founding stockholders, our officers or directors, or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of the business combination. However, they will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of such reimbursable out-of-pocket expenses to officers and directors, and there will be no review of the reasonableness of the expenses by anyone other than our Board of Directors .

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 26, 2008 by:

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class
Christopher R. Thomas	277,778	6.7%
Clyde E. Culp III	277,778	6.7%
John M. Creed	277,778	6.7%
William O. Fleischman (2)	-	-
LC Capital Master Fund, Ltd. (3)	320,000(4)	7.7%
Weiss Asset Management, LLC.(5)	304,600(6)	7.4%
Barry Rubenstein (7)	275,500(8)	6.6%
Basso Capital Management, L.P.(9)	271,400(10)	6.5%
Pacific Asset Management, LLC(11)	343,470(12)	8.2%
Acqua Wellington North American Equities, Ltd. (13)	216,000	5.2%

All directors and executive officers as a group (four individuals)	833,334	20%

(1)	Unless otherwise indicated, the business address of each of the beneficial owners is 5950 Hazeltine Drive, Suite 290, Orlando, Florida 32822.

(2)	Mr. Fleischman’s business address is c/o W/F Investment Corp., 1900 Avenue of the Stars, Suite 2410, Los Angeles, California 90067.

(3)	The business address of LC Capital Master Fund, Ltd. is c/o Trident Fund Services (B.V.I.) Limited, P.O. Box 146, Waterfront Drive, Wickhams Cay, Road Town, Tortola, British Virgin Islands.

(4)
Represents shares owned by (i) LC Capital Master Fund, Ltd., (ii) Lampe, Conway & Co., LLC, (iii) Steven G. Lampe and (vi) Richard F. Conway. Each of the foregoing has shared voting power with respect to these shares. The foregoing information was derived from a Schedule 13G/A filed with the SEC on February 11, 2008.

(5)	Weiss Asset Management, LLC has a business address of 29 Commonwealth avenue, 10th Floor, Boston, Massachusetts 02116.

(6)
Represents 152,300 shares of common stock held by Andrew M. Weiss, PH.D., 108,133 shares held by Weiss Asset Management, LLC, and 44,167 shares held by Weiss Capital, LLC. Each of the foregoing has shared voting power with respect to these shares. The foregoing information was derived from a Schedule 13G/A filed with the SEC on August 20, 2007.

(7)	Barry Rubenstein’s business address is 68 Wheatley Road, Brookville, New York 11545.

(8)
Represents shares owned by Barry Rubenstein, Marilyn Rubenstein and Woodland Partners, and includes (i) 120,500 shares of common stock held by the Barry Rubenstein Rollover IRA account and (ii) 155,000 shares of common stock held by Woodland Partners. Barry Rubenstein and Marilyn Rubenstein are general partners of Woodland Partners. Barry Rubenstein, Marilyn Rubenstein and Woodland Partners have shared voting power with respect to the 155,000 shares of common stock held by Woodland Partners. Barry Rubenstein has sole voting power with respect to the 120,500 shares of common stock held by Barry Rubenstein Rollover IRA account. The foregoing information was derived from a Schedule 13G/A filed with the SEC on January 17, 2008.

(9)	Basso Capital Management's business address is 1266 E Main St., Stamford, CT 06902

(10)
Represents shares owned by (i) Basso Capital Management, L.P. (“BCM”), (ii) Basso Fund Ltd. (“Basso Fund”), (iii) Basso Multi-Strategy Holding Fund Ltd. (“Multi-Strategy Holding Fund”), (iv) Basso GP, LLC (“Basso GP”), (v) Howard Fischer, (vi) Philip Platek, (vii) John Lepore, and (viii) Dwight Nelson. BCM is the investment manager of Basso Fund and Multi-Strategy Holding Fund. Basso GP is the general partner of BCM. The controlling persons of Basso GP are Howard Fischer, Philip Platek, John Lepore and Dwight Nelson (each, a “Controlling Person” and, collectively, the “Controlling Persons”). Basso Fund beneficially owns 26,457 shares of Common Stock. Multi-Strategy Holding Fund beneficially owns 244,943 shares of Common Stock. BCM, as the investment manager of Basso Fund and Multi-Strategy Holding Fund, is deemed to beneficially own the 271,400 shares of Common Stock beneficially owned by them. Basso GP, as the general partner of BCM, is deemed to beneficially own the 271,400 shares of Common Stock beneficially owned by BCM. Each Controlling Person, in his capacity as a controlling person of Basso GP, is deemed to beneficially own the 271,400 shares of Common Stock beneficially owned by Basso GP. Basso Fund, BCM, Basso GP and each Controlling Person have the shared power to vote or direct the vote of the 26,457 shares of Common Stock held by Basso Fund. Multi-Strategy Holding Fund, BCM, Basso GP and each Controlling Person have the shared power to vote or direct the vote of the 244,943 shares of Common Stock held by Multi-Strategy Holding Fund. The foregoing information was derived from a Schedule 13G/A filed with the SEC on February 14, 2008.

(11)	The principal business office of Pacific Assets Management, LLC is 100 Drakes Landing, Suite 207, Greenbrae, CA 94904

(12)
Represents shares owned by (i) Jonathan M. Glaser, (ii) Daniel Albert David, (iii) Roger Richter, (iv) David Rubenstein, (v) Pacific Assets Management, LLC, (vi) Pacific Capital Management, Inc, and (vii) JMG Triton Offshore Fund, Ltd. Each of the foregoing has shared voting power with respect to these shares. The foregoing information was derived from a Schedule 13G/A filed with the SEC on February 14, 2008.

(13)	The principal business office of Acqua Wellington North American Equities, Ltd. is c/o Ogier, Qwomar Complex, 4th Floor, P.O. Box 3170, Road Town, Tortola, British Virgin Islands

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

ITEM 13. EXHIBITS.

The following Exhibits are filed as part of this Report:

Exhibit No.	Description

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-129316)).

3.2	By-laws (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-129316)).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-KSB filed on April 2, 2007).

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-KSB filed on April 2, 2007).

4.3	Unit Purchase Option granted to Capital Growth Financial, LLC (incorporated by reference to Exhibit 4.4 of the Registrant’s Annual Report on Form 10-KSB filed on April 2, 2007)..

4.4
Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.5 of the Registrant’s Annual Report on Form 10-KSB filed on April 2, 2007).

10.1
Letter Agreement among the Registrant, Capital Growth Financial, LLC and each of Christopher R. Thomas, Clyde E. Culp III and John M. Creed (incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-KSB filed April 2, 2007).

10.2
Advance Agreement between each of Christopher R. Thomas, Clyde E. Culp III and John M. Creed and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-129316)).

10.3
Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-KSB filed on April 2, 2007).

10.4
Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and each of Christopher R. Thomas, Clyde E. Culp III and John M. Creed (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-KSB filed on April 2, 2007).

10.5	Letter Agreement between Pacific Ocean Restaurants, Inc. and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-129316)).

10.6
Registration Rights Agreement among the Registrant and each of Christopher R. Thomas, Clyde E. Culp III and John M. Creed (incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-KSB filed on April 2, 2007).

10.7
Registration Rights Agreement among the Registrant and Capital Growth Financial, LLC (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-KSB filed on April 2, 2007).

10.8
Subscription Agreements among the Registrant and each of Christopher R. Thomas, Clyde E. Culp III and John M. Creed (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-129316)).

31	Certification of Chief Executive Officer and Principal Accounting and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Accounting and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Description of Professional Services

As previously disclosed in our January 2008 8-K filing, a majority of the partners of Goldstein Golub Kessler LLP (“GGK”) became partners of McGladrey & Pullen, LLP (“M&P”). As a result, CGK resigned as auditors of the Company effective January 28, 2008 and M&P was appointed as our independent registered public accounting firm in connection with our annual financial statements for the fiscal year ended December 30, 2007.

GGK had a continuing relationship with RSM McGladrey, Inc. (“RSM”), from which it leased audited staff who were full time, permanent employees of RSM and through which it partners provided non-audit services. GGK had no full-time employees and therefore, none of the audit services performed was provided by permanent full-time employees of GGK. GGK managed and supervised the audit and audit staff, and was exclusively responsible for the opinion rendered in connection with the audits.

Audit Fees

The aggregate fees paid to GGK in 2007 primarily for the review of financial statements included in our quarterly reports on Form 10-QSB were approximately $36,000. The aggregate fees for professional services rendered by GGK in 2006, which includes fees relating to the initial public offering and related audits and the December 31, 2006 audit included in our annual report on Form 10-KSB were approximately $52,000. In addition, we expect to be billed approximately $25,000 by M&P in connection with our December 30, 2007 year end audit.

Audit-Related Fees

Audit related fees are for assurance and related services including, among others, consultation concerning financial accounting and reporting standards. There were no aggregate fees billed for audit related services rendered by GGK or M&P.

Tax Fees

There were no fees paid to GGK or M&P in 20007 for tax compliance.

All Other Fees

During the period from October 3, 2005 (inception) through December 30, 2007, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee. However, our Board of Directors has approved the services described above.

Restaurant Acquisition Partners, Inc.
(a development stage company)

Index to Financial Statements and Supplementary Data

Reports of Independent Registered Public Accounting Firms	F-2

Financial Statements:

Balance Sheets as of December 30, 2007 and December 31, 2006	F-4

Statements of Operations for the fifty-two week period ended December 30, 2007, fifty-three week period ended
December 31, 2006, and the cumulative period from October 3, 2005 (date of inception) through December 30, 2007	F-5

Statements of Stockholders’ Equity for the fifty-two period ended December 30, 2007, the fifty-three week period
ended December 31, 2006, and the cumulative period from October 3, 2005 (date of inception) through December 30, 2007	F-6

Statements of Cash Flows for the fifty-two week period ended December 30, 2007, fifty-three week period ended
December 31, 2006, and the cumulative period from October 3, 2005 (date of inception) through December 30, 2007	F-7

Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Restaurant Acquisitions Partners, Inc.

We have audited the accompanying balance sheet of Restaurant Acquisition Partners, Inc. (a development stage company) as of December 30, 2007 and the related statements of operations, stockholders' equity and cash flows for the year then ended and the amounts included in the cumulative columns in the statements of operations and cash flows for the year ended December 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Restaurant Acquisition Partners, Inc. as of as of December 30, 2007 and the related results of its operations and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Restaurant Acquisition Partners, Inc.'s internal control over financial reporting as of December 30, 2007 included in the “Management’s Report on Internal Control Over Financial Reporting” and, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that Restaurant Acquisition Partners, Inc. will continue as a going concern. As discussed in Note A to the financial statements, the Company may face a mandatory liquidation by June 20, 2008 if a business combination is not consummated, unless certain extension criteria are met, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McGladrey & Pullen, LLP
MCGLADREY & PULLEN, LLP
New York, New York
March 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Restaurant Acquisition Partners, Inc.

We have audited the accompanying balance sheet of Restaurant Acquisition Partners, Inc. (a development stage company) (the "Company") as of December 31, 2006 and the related statements of operations, stockholders' equity and cash flows for the 53-week period ended December 31, 2006 and the period included in the cumulative columns from October 3, 2005 (date of inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Restaurant Acquisition Partners, Inc. as of December 31, 2006 and the results of its operations and its cash flows for the 53-week period ended December 31, 2006 and the period included in the cumulative columns from October 3, 2005 (date of inception) through December 31, 2006 in conformity with United States generally accepted accounting principles.

/s/ GOLDSTEIN GOLUB KESSLER LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 29, 2007

Restaurant Acquisition Partners, Inc.
(a development stage company) Balance Sheets

	December 30,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash	$218,553	$212,809
Investments held in trust	19,551,693	19,567,972
Prepaid expense	5,309	3,000
Total current assets	19,775,555	19,783,781

Deferred tax asset, net of allowance of $18,871	176,756	-

Total Assets	19,952,311	$19,783,781

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$256,999	$262,046

Deferred underwriting fee	1,050,000	1,050,000

Total current liabilities	1,306,999	1,312,046

Common stock, subject to possible conversion,	3,695,152	3,695,152
666,333 shares at conversion value

Commitments

Preferred stock - $.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock - $.0001 par value, 50,000,000 shares authorized; 4,166,667 (which includes 666,333
shares subject to possible conversion) issued and outstanding	416	416
Additional paid-in capital	14,799,789	14,799,789
Income (deficit) accumulated during the development stage	149,955	(23,622)

Total stockholders' equity	14,950,160	14,776,583

Total liabilities and stockholders' equity	$19,952,311	$19,783,781

The accompanying notes should be read in conjunction with the financial statements.

Restaurant Acquisition Partners, Inc.
(a development stage company)
Statements of Operations

	For the 52-Week Period Ended December 30, 2007	For the 53-Week Period ended December 31, 2006	Cumulative Period from October 3, 2005 (Date of Inception) Through December 30, 2007
Interest income on trust assets	$849,804	$32,972	$882,776

Costs and expenses:
General and administrative expenses	$555,780	$38,741	$594,521
Organization costs	-	9,805	10,855
Interest expense	-	6,998	6,998

Total Costs and Expenses:	555,780	55,544	612,374

Income (loss) before provision for income taxes	294,024	(22,572)	270,402

Provision for income taxes	120,447	-	120,447

Net income/(loss) for the period	$173,577	$(22,572)	$149,955

Weighted average number of shares outstanding	4,166,667	941,442	2,386,411

Net income (loss) per share - basic and diluted	$0.04	$(0.02)	$0.06

The accompanying notes should be read in conjunction with the financial statements.

Restaurant Acquisition Partners, Inc.
(a development stage company)

Statements of Changes in Stockholders’ Equity
From October 3, 2005 (inception) to December 30, 2007

				Income
				(Deficit)
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amounts	Capital	Stage	Total
Balance - October 3, 2005 (date of inception)

Initial capital from founding stockholders
October 14, 2005 at $0.030 per share	833,334	$83	$24,917	$	$25,000

Net Loss				$(1,050)	(1,050)

Balance - December 25, 2005	833,334	$83	$24,917	$(1,050)	$23,950

Sale of 3,333,333 Units (net of $2,489,743
offering expenses, including issuance of
666,333 shares subject to possible conversion)	3,333,333	333	17,509,924		17,510,257

Gross proceeds from issuance of			100		100
Unit Purchase Option

Gross proceeds from issuance of			960,000		960,000
Insider Warrants

Proceeds subject to possible conversion			(3,695,152)		(3,695,152)

Net Loss				$(22,572)	$(22,572)

Balance - December 31, 2006	4,166,667	$416	$14,799,789	$(23,622)	$14,776,583

Net income				173,577	173,577

Balance - December 30, 2007	4,166,667	$416	$14,799,789	$149,955	$14,950,160

The accompanying notes should be read in conjunction with the financial statements.

Restaurant Acquisition Partners, Inc.
(a development stage company)

Statements of Cash Flows

	For the 52- Week Period ended December 30, 2007	For the 53 - Week Period ended December 31, 2006	Cumulative Period from October 3, 2005 (Date of Inception) through December 30, 2007
Cash flows from operating activities:
Net income/(loss)	$173,577	$(22,572)	$149,955
Interest earned on trust asset treasury bills	(846,818)	(32,972)	(879,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in:
Prepaid expenses	(2,309)	(3,000)	(5,309)

Accrued expenses	218,268	37,731	256,999
Deferred tax asset	(176,756)	-	(176,756)
Net cash used in operating activities	(634,038)	(20,813)	(654,901)

Cash flows from investing activities:
Disbursements from Trust	863,097	-	863,097
Cash placed in trust	-	(19,535,000)	(19,535,000)

Net cash provided by (used in) investing activities	863,097	(19,535,000)	(18,671,903)

Cash flows from financing activities:
Payment of notes payable - stockholders	-	(124,000)	(124,000)
Proceeds from sale of units to public	-	20,000,000	20,000,000
Proceeds from notes payable to stockholders	-	16,000	124,000
Proceeds from issuance of shares to initial stockholders	-	-	25,000
Proceeds from sale of unit purchase option	-	100	100
Proceeds from sale of insider warrants	-	960,000	960,000
Payments of offering costs	(223,315)	(1,084,080)	(1,439,743)

Net cash provided by financing activities	(223,315)	19,768,020	19,545,357

Net increase in cash	$5,744	$212,207	$218,553

Cash - beginning of period	212,809	602	0

Cash - end of period	$218,553	$212,809	$218,553

Supplemental schedule of cash flow disclosures
Cash paid for:
Interest	$-	$6,998	$6,998

Income taxes	$243,919	$-	$243,919

Supplemental schedule of non-cash financing activities:
Accrual of deferred underwriting fee	$-	$1,050,000	$1,050,000
Accrual of offering costs	$-	223,315	0

The accompanying notes should be read in conjunction with the financial statements.

Restaurant Acquisition Partners, Inc.
(a development stage company)

Notes to Financial Statements
December 30, 2007

NOTE A—ORGANIZATION AND BUSINESS OPERATIONS; GOING CONCERN CONSIDERATION

Restaurant Acquisition Partners, Inc. (the "Company") was incorporated in Delaware on October 3, 2005. The Company was formed to serve as a vehicle for the acquisition through a merger, capital stock exchange, asset acquisition or other similar business combination ("Business Combination") of an operating business in the restaurant industry (“Target Business”). The Company has not generated revenue and its activities have been limited. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on December 14, 2006. The Company consummated the Offering on December 20, 2006 and received net proceeds of approximately $17.5 million. The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering of its Units (as described in Note C), although substantially all of the net proceeds of the Offering are intended to be generally applied toward a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $19,535,000, which includes $960,000 relating to the sale of Insider Warrants (as defined below) and $1,050,000 deferred payment to Capital Growth Financial LLC and Tejas Securities Group, Inc., the underwriters in the Offering (collectively, the “Underwriter”), of the net proceeds is being held in a trust account (“Trust Fund”) and invested in government securities until the earlier of (i) the completion of its first Business Combination and (ii) the distribution of the Trust Fund as described below. The cash placed in the Trust Fund has been invested in a Treasury Bill which is being accounted for as a trading security. The placing of funds in the Trust Fund may not protect those funds from third party claims against the Company. Although the Company will seek to have vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Fund, there is no guarantee that they will execute such agreements. The Company’s directors have severally agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Fund are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered contracted for or products sold to the Company. However, there can be no assurance that the directors will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Fund) and interest and other earnings on the net proceeds held in the Trust Fund up to $1,025,000, after giving effect to applicable taxes, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of December 30, 2007, the Company has withdrawn interest on the net proceeds held in the Trust Funds of approximately $863,097, before giving effect to applicable taxes.

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

With respect to a Business Combination which is approved and consummated, any public stockholder who voted against the Business Combination will be entitled to convert their stock into their pro rata share of the Trust Fund, including $0.315 per share ($1,050,000 in total) being held in the Trust Fund attributable to the deferred Underwriter’s discount and non-accountable expense allowance, and any accrued interest earned on their portion of the Trust Fund not previously released to us, as of two business days prior to the proposed completion of the Business   Combination. Accordingly, public stockholders holding 19.99% of the aggregate number of shares owned by all public stockholders may seek conversion of their shares in the event of a Business   to the shares held by the Founding Stockholders. Accordingly, a portion of the net proceeds of the Offering (19.99% of the amount originally held in the Trust Fund excluding the $0.315 per share attributable to the deferred Underwriter’s discount and non-accountable expense allowance) has been classified as common stock subject to possible conversion in the accompanying December 30, 2007 balance sheet. Such public stockholders are entitled to receive their pro rata share of the Trust Fund computed without regard to the shares held by Founding Stockholders.

Restaurant Acquisition Partners, Inc.
(a development stage company)

Notes to Financial Statements
December 30, 2007

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

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]  Cash and Cash Equivalents:

Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased. The Company did not hold any cash equivalents as of December 30, 2007.

[2]  Concentration of Credit Risk:

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of investments held in trust. The Company may maintain cash deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

The Trust Fund is held in Treasury Bills at Morgan Stanley under a trust agreement with Continental Stock Transfer & Trust Company.

[3]  Fair Value of Financial Instruments:

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practical to estimate:

Investment in Treasury Bills: This investment is considered a trading security. The investment is carried at market value, which approximates cost plus accrued interest.

[4]  Loss per Common Share:

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. The effect of the 6,666,666 outstanding warrants issued in connection with the Offering, the 1,500,000 outstanding warrants issued in connection with the private placement and the 105,000 Units (representing 315,000 shares of common stock and equivalents) included in the underwriter’s purchase option has not been considered in diluted loss per share calculations since the effect of such warrants and options would be anti-dilutive.

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
December 30, 2007

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

Fiscal year 2007 was a fifty-two week year ending on December 30, 2007.

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

The Company agreed to pay the Underwriter an underwriting discount of 8% of the gross proceeds of the Offering and a non-accountable expense allowance of 2% of the gross proceeds of the Offering. However, the Underwriter has agreed that 3.25% of underwriting discount and 2% of non-accountable expense allowance will not be payable unless and until the Company completes a Business Combination and has waived its right to receive such payment upon the Company’s liquidation if the Company is unable to complete a Business Combination. Accordingly, the deferred underwriting discount and non-accountable expense allowance aggregating $1,050,000 has been classified as a liability in the accompanying December 31, 2006 balance sheet. In connection with the Offering, the Company also issued an option, for $100, to the Underwriter, to purchase 105,000 units at an exercise price of $7.20 per Unit (the “Underwriter’s Option”). The Units issuable upon exercise of the Underwriter’s Option are identical to those sold in the Offering except that the warrants included in the Underwriter’s Option have an exercise price of $6.00 per share and both the units and the warrants may be exercised on a “cashless” basis. The Underwriter’s Option may be exercised commencing on the later of the consummation of a Business Combination and December 20, 2007. The Underwriter’s Option expires on December 20, 2011. The Company accounted for the fair value of the Underwriter’s Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in charge directly to stockholders’ equity. The Company estimates that the fair value of the Underwriter’s Option is approximately $318,276 ($3.03 per Unit) using a Black-Scholes option-pricing model.   The fair value of the Underwriter’s Option is estimated as of the date of grant using the following assumptions: (1) expected volatility of 58.13%, (2) risk-free interest rate of 5.29% and (3) expected life of 5 years.

Restaurant Acquisition Partners, Inc.
(a development stage company)

Notes to Financial Statements
December 30, 2007

NOTE D—NOTES PAYABLE TO STOCKHOLDERS

The Company issued unsecured promissory notes to the Founding Stockholders of the Company totaling $108,000 on October 14, 2005 and December 23, 2005 and $16,000 on March 1, 2006. The Notes bore interest at the rate of 5.0% per annum and were due on the earlier of one year from the date of issuance and the completion of the Offering. The Company incurred $6,998 of interest expense in connection with the notes during the periods ended December 31, 2006. The notes with accrued interest were repaid upon the consummation of the Offering from the net proceeds of the Offering.

NOTE E—RELATED PARTY TRANSACTION

The Company has agreed to pay Pacific Ocean Restaurants, Inc., a wholly-owned subsidiary of Passport Restaurants, Inc. and a company where certain of the Founding Stockholders serve in executive or consulting capacities, an administrative fee of $7,500 per month for office space and general and administrative services commencing December 14, 2006 through the acquisition date of a Target Business. The statements of operations for the fifty-two week period ended December 30, 2007 include $90,000 of expenses related to this agreement.

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

At December 30, 2007, 8,481,666 shares of common stock were reserved for issuance upon exercise of the Warrants, the Insider Warrants and the Underwriter’s Option.

NOTE H—INCOME TAXES

The provision for income taxes consist of the following:

	52-Week Period ended December 30, 2007	53-Week Period ended December 31, 2006

Current:
Federal	$253,764	$-
State	43,439	-
	297,203

Deferred:
Federal	(176,756)	-
State	-	-
	(176,756)	-
Total	$120,447	$-

The tax effect of temporary differences that give rise to the net deferred tax asset consist of the following:

	December 2007	December 2006

Expenses deferred for income tax purposes	$195,627	$7,674
Valuation allowance	(18,871)	(7,674)
	$176,750	$-

Management has recorded a full valuation allowance against its deferred tax asset at December 31, 2006 and a valuation allowance against its state deferred tax asset at December 30, 2007 because it believes that based on current operations on those dates, it will not be able to fully utilize the asset.

The Company's effective tax rate differs from the statutory rate due to the following:

	52-Week Period ended December 30, 2007	53-Week Period ended December 31, 2006

Statutory rate	34.0	(34.0)
State income tax	3.6	-
Valuation allowance	3.4	34.0
	41.0%	-%

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2008.

RESTAURANT ACQUISITION PARTNERS, INC.

By:	/s/ Christopher R. Thomas
Christopher R. Thomas Chief Executive Officer, President and Director (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher R. Thomas Christopher R. Thomas	Chief Executive Officer, President and Director (Principal Executive Officer and Principal Accounting and Financial Officer)	March 31, 2008

/s/ Clyde E. Culp III Clyde E. Culp III	Executive Vice President, Chairman of the Board of Directors and Director	March 31, 2008

/s/ John M. Creed John M. Creed	Vice President, Secretary and Director	March 31, 2008

 EXHIBIT INDEX

Exhibit No.	Description

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-129316)).

3.2	By-laws (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-129316)).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-KSB filed on April 2, 2007).

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-KSB filed on April 2, 2007).

4.3	Unit Purchase Option granted to Capital Growth Financial, LLC (incorporated by reference to Exhibit 4.4 of the Registrant’s Annual Report on Form 10-KSB filed on April 2, 2007).

4.4
Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.5 of the Registrant’s Annual Report on Form 10-KSB filed on April 2, 2007).

10.1
Letter Agreement among the Registrant, Capital Growth Financial, LLC and each of Christopher R. Thomas, Clyde E. Culp III and John M. Creed (incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-KSB filed April 2, 2007).

10.2
Advance Agreement between each of Christopher R. Thomas, Clyde E. Culp III and John M. Creed and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-129316)).

10.3
Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-KSB filed on April 2, 2007).

10.4
Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and each of Christopher R. Thomas, Clyde E. Culp III and John M. Creed (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-KSB filed on April 2, 2007).

10.5	Letter Agreement between Pacific Ocean Restaurants, Inc. and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-129316)).

10.6
Registration Rights Agreement among the Registrant and each of Christopher R. Thomas, Clyde E. Culp III and John M. Creed (incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-KSB filed on April 2, 2007).

10.7
Registration Rights Agreement among the Registrant and Capital Growth Financial, LLC (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-KSB filed on April 2, 2007).

10.8
Subscription Agreements among the Registrant and each of Christopher R. Thomas, Clyde E. Culp III and John M. Creed (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-129316)).

31	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.