Form 10-Q
period 2008-04-20
Restaurant Acquisition Partners, Inc.
filed 2008-06-04
CIK 1340995

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 20, 2008

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
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorted period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒    No  ☐

As of June 2, 2008, there were 4,166,667 shares of Common Stock, $.0001 par value per share, outstanding.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed balance sheets as of April 20, 2008 (unaudited) and December 30, 2007	2

	Condensed statements of operations for the sixteen-week period ended April 20, 2008, the sixteen-week period ended April 22, 2007, and the cumulative period from October 3, 2005 (date of inception) through April 20, 2008 (unaudited)	3

	Condensed statements of stockholders equity for the period from October 3, 2005 (date of inception) to April 20, 2008	4

	Condensed statements of cash flows for the sixteen-week period ended April 20, 2008, sixteen-week period ended April 22, 2007, and the cumulative period from October 3, 2005 (date of inception) through April 20, 2008 (unaudited)	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis or Plan of Operations	11

Item 3.	Controls and Procedures	12

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		14

PART I
ITEM 1. FINANCIAL STATEMENTS.

Restaurant Acquisition Partners, Inc.
(a development stage company)
Condensed Balance Sheets

	April 20, 2008	December 30 2007
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$149,154	$218,553
Investments held in trust	19,545,900	19,551,693
Prepaid expenses	55,307	5,309

Total current assets	19,750,361	19,775,555

Deferred tax asset, net of allowance of $29,120	274,886	176,756

Total assets	$20,025,247	$19,952,311

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$445,760	$256,999
Deferred underwriting fee	1,050,000	1,050,000

Total current liabilities	1,495,760	1,306,999

Common stock, subject to possible conversion,	3,695,152	3,695,152
666,333 shares at conversion value
Commitments
Preferred stock - $.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock - $.0001 par value, 50,000,000 shares authorized; 4,166,667 issued and outstanding	416	416
(which includes 666,333 shares subject to possible conversion)
Additional paid-in capital	14,799,789	14,799,789
Income accumulated during the development stage	34,130	149,955

Total stockholders' equity	14,834,335	14,950,160

Total liabilities and stockholders' equity	$20,025,247	$19,952,311

The accompanying notes should be read in conjunction with the unaudited financial statements.

Restaurant Acquisition Partners, Inc.
(a development stage company)
Condensed Statement of Operations
(Unaudited)

			Cumulative
			from
			October 3, 2005
	For the sixteen-week	For the sixteen-week	(Date of Inception)
	period ended	period ended	through
	April 20, 2008	April 22, 2007	April 20, 2008

Interest income	$134,973	$280,100	$1,017,749

Costs and expenses:
General & administrative expenses	$303,782	$106,774	$898,303
Organization costs	-	-	10,855
Interest expense	-	-	6,998

Total expenses:	303,782	106,774	916,156

Income (loss) before provision for income taxes	(168,809)	173,326	101,593

Provision for (benefit from) income taxes	(52,984)	61,067	67,463

Net income (loss) for the period	$(115,825)	$112,259	$34,130

Weighted average number of shares outstanding	4,166,667	4,166,667	2,603,374

Net income (loss) per share - basic and diluted	$(0.03)	$0.03	$0.01

The accompanying notes should be read in conjunction with the unaudited financial statements.

Restaurant Acquisition Partners, Inc.
(a development stage company)
Statements of Stockholders’ Equity
(Unaudited)
For the period from October 3, 2005 (inception) to April 20, 2008

				Income
				(Deficit)
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amounts	Capital	Stage	Total

Initial capital from founding stockholders
October 14, 2005 at $0.030 per share	833,334	$83	$24,917		$25,000

Net loss				(1,050)	(1,050)

Balance - December 25, 2005	833,334	83	24,917	(1,050)	23,950

Sale of 3,333,333 Units (net of $2,489,743
offering expenses, including issuance of
666,333 shares subject to possible conversion)	3,333,333	333	17,509,924		17,510,257

Gross proceeds from issuance of			100		100
Unit Purchase Option

Gross proceeds from issuance of			960,000		960,000
Insider Warrants

Proceeds subject to possible conversion			(3,695,152)		(3,695,152)

Net loss				(22,572)	(22,572)

Balance - December 31, 2006	4,166,667	416	14,799,789	(23,622)	14,776,583

Net income				173,577	173,577

Balance - December 30, 2007	4,166,667	416	14,799,789	149,955	14,950,160

(Unaudited)

Net loss				(115,825)	(115,825)

Balance - April 20, 2008	4,166,667	$416	$14,799,789	$34,130	$14,834,335

Restaurant Acquisition Partners, Inc.
(a development stage company)
Condensed Statements of Cash Flows
(Unaudited)

			Cumulative
			period from
	For the sixteen-week	For the sixteen-week	October 3, 2005 (Date of Inception)
	period ended	period ended	through
	April 20, 2008	April 22, 2007	April 20, 2008

Cash flows from operating activities:
Net income (loss)	$(115,825)	$112,259	$34,130

Interest earned on trust asset treasury bills	(133,207)	(280,100)	(1,012,997)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Changes in:
Prepaid expenses	(49,998)	(29,851)	(55,307)
Accrued expenses	188,761	(150,736)	445,760
Deferred tax asset	(98,130)	(44,335)	(274,886)

Net cash used in operating activities	(208,399)	(392,763)	(863,300)

Cash flows from investing activities:
Disbursements from trust	139,000	220,750	1,002,097
Cash placed in trust			(19,535,000)

Net cash used in investing activities	139,000	220,750	(18,532,903)

Cash flows from financing activities:
Payment of notes payable – stockholders	—	—	(124,000)
Proceeds from sale of Units to public	—	—	20,000,000
Proceeds from advance payable to stockholders	—	—	124,000
Proceeds from issuance of shares to Initial Stockholders	—	—	25,000
Proceeds from sale of Unit Purchase Option	—	—	100
Proceeds from sale of Insider Warrants	—	—	960,000
Payments of deferred offering costs	—	—	(1,439,743)

Net cash provided by financing activities	—	—	19,545,357

Net increase (decrease) in cash	$(69,399)	$(172,013)	$149,154

Cash - beginning of period	218,553	212,809

Cash - end of period	$149,154	$40,796	$149,154

Supplemental schedule of cash flow disclosures
Cash paid for:
Interest	$—	$—	$6,998

Income taxes	$25,185	$—	$269,104

Supplemental schedule of non-cash financing activities:
Accrual of deferred underwriting fee	$1,050,000	$1,050,000	$1,050,000

The accompanying notes should be read in conjunction with the unaudited financial statements.

Restaurant Acquisition Partners, Inc.
(a development stage company)
Notes to Unaudited Condensed Financial Statements
For the Sixteen-Week Period Ended April 20, 2008

NOTE A—BASIS OF PRESENTATION

These unaudited condensed financial statements at April 20, 2008 and for the periods ending April 20, 2008 and April 22, 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the audited financial statements that were included in the Company’s Form 10-KSB for the fiscal year ended December 30, 2007.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as disclosed herein, considered necessary for a fair statement of our financial position, the results of our operations and cash flows have been included in these unaudited condensed financial statements. The December 30, 2007 balance sheet has been derived from the Company's audited financial statements.

Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 28, 2008.

NOTE B—ORGANIZATION AND BUSINESS OPERATIONS; GOING CONCERN CONSIDERATION

Restaurant Acquisition Partners, Inc. (the "Company") was incorporated in Delaware on October 3, 2005. The Company was formed to serve as a vehicle for the acquisition through a merger, capital stock exchange, asset acquisition or other similar business combination ("Business Combination") of an operating business in the restaurant industry (“Target Business”). The Company has neither engaged in any operations nor generated revenue. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. As such, the Company's operations relate to organizational activities, initial public offering and search for a business combination for the sixteen-week period ended April 20, 2008, the sixteen -week period ended April 22, 2007, and for the period from inception (October 3, 2005) through April 20, 2008.

The reconciliation of investments held in trust as of April 20, 2008 is as follows:

Contribution to trust	$19,535,000
Interest income earned	$1,012,996
Withdrawals to fund income taxes	$(381,190)
Withdrawals to fund operations	$(620,907)
Total investments held in trust	$19,545,900

Restaurant Acquisition Partners, Inc.
(a development stage company)
Notes to Unaudited Condensed Financial Statements
For the Sixteen-Week Period Ended April 20, 2008

NOTE B—ORGANIZATION AND BUSINESS OPERATIONS; GOING CONCERN CONSIDERATION (cont.)

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on December 14, 2006. The Company consummated the Offering on December 20, 2006 and received net proceeds of approximately $17.5 million. The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering of its Units (as described in Note D), although substantially all of the net proceeds of the Offering are intended to be generally applied toward a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $19,535,000, which includes $960,000 relating to the sale of Insider Warrants (as defined below) and $1,050,000 deferred payment to Capital Growth Financial LLC and Tejas Securities Group , Inc., the underwriters in the Offering (collectively, the “Underwriter”), of the net proceeds is being held in a trust account (“Trust Fund”) and invested in government securities until the earlier of (i) the completion of its first Business Combination and (ii) the distribution of the Trust Fund as described below. The cash placed in the Trust Account has been invested in a Treasury Bill which is being accounted for as a trading security. The placing of funds in the Trust Fund may not protect those funds from third party claims against the Company. Although the Company will seek to have vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Fund, there is no guarantee that they will execute such agreements. The Company’s Founding Stockholders have severally agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Fund are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered contracted for or products sold to the Company. However, there can be no assurance that the Founding Stockholders will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Fund) and interest and other earnings on the net proceeds held in the Trust Fund up to $1,025,000, after giving effect to applicable taxes, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of April 20, 2008, the Company has withdrawn interest on the net proceeds held in the Trust Fund of approximately $620,907, before giving effect to applicable taxes.

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

With respect to a Business Combination which is approved and consummated, any public stockholder who voted against the Business Combination will be entitled to convert their stock into their pro rata share of the Trust Fund, including $0.315 per share ($1,050,000 in total) being held in the Trust Fund attributable to the deferred Underwriter’s discount and non-accountable expense allowance, and any accrued interest earned on their portion of the Trust Fund not previously released to us, as of two business days prior to the proposed completion of the Business   Combination. Accordingly, public stockholders holding 19.99% of the aggregate number of shares owned by all public stockholders may seek conversion of their shares in the event of a Business   to the shares held by the Founding Stockholders. Accordingly, a portion of the net proceeds of the Offering (19.99% of the amount originally held in the Trust Fund excluding the $0.315 per share attributable to the deferred Underwriter’s discount and non-accountable expense allowance) has been classified as common stock subject to possible conversion in the accompanying April 20, 2008 balance sheet. Such public stockholders are entitled to receive their pro rata share of the Trust Fund computed without regard to the shares held by Founding Stockholders.

Restaurant Acquisition Partners, Inc.
(a development stage company)
Notes to Unaudited Condensed Financial Statements
For the Sixteen-Week Period Ended April 20, 2008

NOTE B—ORGANIZATION AND BUSINESS OPERATIONS; GOING CONCERN CONSIDERATION (cont.)

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

[2] New Accounting Pronouncements:

In December 2007, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”) that is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The pronouncement resulted from a joint project between the FASB and the International Accounting Standards Board and continues the movement toward the greater use of fair values in financial reporting. SFAS 141R is expected to significantly change how future business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.

In December 2007, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 160 “non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”) that is effective for annual periods beginning on or after December 15, 2008. The pronouncement resulted from a joint project between the FASB and the International Accounting Standards Board and continues the movement toward the greater use of fair values in financial reporting. Upon adoption of SFAS 160, the company will re-classify any non-controlling interests as a component of equity.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Restaurant Acquisition Partners, Inc.
(a development stage company)
Notes to Unaudited Condensed Financial Statements
For the Sixteen-Week Period Ended April 20, 2008

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

The Company agreed to pay the Underwriter an underwriting discount of 8% of the gross proceeds of the Offering and a non-accountable expense allowance of 2% of the gross proceeds of the Offering. However, the Underwriter has agreed that 3.25% of underwriting discount and 2% of non-accountable expense allowance will not be payable unless and until the Company completes a Business Combination and has waived its right to receive such payment upon the Company’s liquidation if the Company is unable to complete a Business Combination. Accordingly, the deferred underwriting discount and non-accountable expense allowance aggregating $1,050,000 has been classified as a liability in the accompanying April 20, 2008 balance sheet. In connection with the Offering, the Company also issued an option, for $100, to the Underwriter, to purchase 105,000 units at an exercise price of $7.20 per Unit (the “Underwriter’s Option”). The Units issuable upon exercise of the Underwriter’s Option are identical to those sold in the Offering except that the warrants included in the Underwriter’s Option have an exercise price of $6.00 per share and both the units and the warrants may be exercised on a “cashless” basis. The Underwriter’s Option may be exercised commencing on the later of the consummation of a Business Combination and December 20, 2007. The Underwriter’s Option expires on December 20, 2011. The Company intends to account for the fair value of the Underwriter’s Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in charge directly to stockholders’ equity. The Company estimates that the fair value of the Underwriter’s Option is approximately $318,276 ($3.03 per Unit) using a Black-Scholes option-pricing model.   The fair value of the Underwriter’s Option is estimated as of the date of grant using the following assumptions: (1) expected volatility of 58.13%, (2) risk-free interest rate of 5.29% and (3) expected life of 5 years.

NOTE E—RELATED PARTY TRANSACTION

The Company has agreed to pay Pacific Ocean Restaurants, Inc., a wholly-owned subsidiary of Passport Restaurants, Inc. and a company where certain of the Founding Stockholders serve in executive or consulting capacities, an administrative fee of $7,500 per month for office space and general and administrative services commencing December 14, 2006 through the acquisition date of a Target Business. The statements of operations for the sixteen-week period ended April 20, 2008, the sixteen-week period ended April 22, 2007 and the period from October 5, 2005(inception) to April 20, 2008 include $27,692, $27,692 and $123,327, respectively, of expenses related to this agreement.

NOTE F—FOUNDING STOCKHOLDERS

The Founding Stockholders purchased 833,334 shares of common stock at $0.030 per share for an aggregate purchase price of $25,000 on October 14, 2005.

Restaurant Acquisition Partners, Inc.
(a development stage company)
Notes to Unaudited Condensed Financial Statements
For the Sixteen-Week Period Ended April 20, 2008

NOTE F—FOUNDING STOCKHOLDERS (Cont.)

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

At April 20, 2008, 8,481,666 shares of common stock were reserved for issuance upon exercise of the Warrants, the Insider Warrants and the Underwriter’s Option.

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

We had a net loss of $(115,825) for the sixteen-week period ended April 20, 2008 consisting of interest income of $134,973 on the trust account investment and cash balances and a benefit from income taxes of $52,984, reduced by $27,692 for a monthly administrative services agreement, and $276,090 for other general administrative expenses including expenses for state franchise taxes, professional services, consulting services, travel, and officers and directors liability insurance. We had a net profit of $112,259 for the sixteen-week period ended April 22, 2007.

We had net income of $34,130 for the period from October 3, 2005 (inception) through April 20, 2008 consisting of interest income of $1,017,749 on the trust account investment and cash balances, reduced by $67,463 for income tax expense, $123,327 for a monthly administrative services agreement, $6,998 for interest expense, $10,855 for organizational costs and $774,926 for other general administrative expenses including expenses for state franchise taxes, professional services, consulting services, travel, and officers and directors liability insurance.

Restaurant Acquisition Partners, Inc.
(a development stage company)
Notes to Unaudited Condensed Financial Statements
For the Sixteen-Week Period Ended April 20, 2008

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (Cont).

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
For the Sixteen-Week Period Ended April 20, 2008

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 20, 2008. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

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
For the Sixteen-Week Period Ended April 20, 2008

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of June 2008.

RESTAURANT ACQUISITION PARTNERS, INC.

By:	/s/ Christopher R. Thomas
Christopher R. Thomas Chief Executive Officer, President and Director (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher R. Thomas	Chief Executive Officer, President and Director	June 3, 2008
Christopher R. Thomas	(Principal Executive Officer and Principal Accounting and Financial Officer)

/s/ Clyde E. Culp III	Executive Vice President, Chairman of the Board of Directors and Director	June 3, 2008
Clyde E. Culp III

/s/ John M. Creed	Vice President, Secretary and Director	June 3, 2008
John M. Creed

EXHIBIT INDEX

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.