Form 10-Q
period 2008-07-13
Restaurant Acquisition Partners, Inc.
filed 2008-08-27
CIK 1340995

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 13, 2008

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

As of August 18, 2008, there were 4,166,667 shares of Common Stock, $.0001 par value per share, outstanding.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed consolidated balance sheets as of July 13, 2008 (unaudited) and December 30, 2007	2

	Condensed consolidated statements of operations for the twelve week-period ended July 13, 2008, the twelve week-period ended July 15, 2007, the twenty eight week-period ended July 13, 2008, the twenty eight week-period ended July 15, 2007 and the cumulative period from October 3, 2005 (date of inception) through July 13, 2008 (unaudited)	3

	Condense consolidated statements of stockholders equity for the period from October 3, 2005 (date of inception) to July 13, 2008	4

	Condensed consolidated statements of cash flows for the twenty eight week-period ended July 13, 2008, the twenty eight week-period ended July 15, 2007, and the cumulative period from October 3, 2005 (date of inception) through July 13, 2008 (unaudited)	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis or Plan of Operations	12

Item 3.	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		16

PART I

ITEM 1. FINANCIAL STATEMENTS.

Restaurant Acquisition Partners, Inc. and Subsidiaries
(a development stage company)
Condensed Consolidated Balance Sheets

	(Unaudited)
	July 13	December 30,
	2008	2007
ASSETS

CURRENT ASSETS
Cash	$67,794	$218,553
Investments held in trust	19,552,077	19,551,693
Prepaid expenses	101,542	5,309
Total Current Assets	19,721,413	19,775,555
Deferred acquisition costs	372,290	-
Deferred tax asset, net of allowance	143,000	176,756
Total Assets	$20,236,703	$19,952,311
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$729,223	$256,999
Deferred underwriting fee	1,050,000	1,050,000

Total Current Liabilities	1,779,223	1,306,999

Common stock, subject to possible conversion, 666,333 shares at conversion value	3,695,152	3,695,152

Commitments

Preferred stock - $.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock - $.0001 par value, 50,000,000 shares authorized; 4,166,667 issued and outstanding (which includes 666,333 shares subject to possible conversion)	416	416
Additional paid-in capital	14,799,789	14,799,789
Income (deficit) accumulated during the development stage	(37,877)	149,955
Total stockholders' equity	14,762,328	14,950,160

Total liabilities and stockholders' equity	$20,236,703	$19,952,311

 The accompanying notes should be read in conjunction with the unaudited condensed consolidated financial statements.

Restaurant Acquisition Partners, Inc. and Subsidiaries
(a development stage company)
Condensed Consolidated Statement of Operations
(Unaudited)

					Cumulative
					Period from
			For The	For The	October 3, 2005
	For The Twelve-Week	For The Twelve-Week	Twenty Eight-Week	Twenty Eight-Week	(Date of Inception)
	Period Ended	Period Ended	Period ended	Period Ended	through
	July 13, 2008	July 15, 2007	July 13, 2008	July 15, 2007	July 13, 2008
Income:
Interest income	$70,902	$221,000	$205,875	$501,100	$1,088,651
Costs and expenses:
General and administrative expenses	157,260	115,421	461,042	222,195	1,055,563
Organization costs	-	-	-	-	10,855
Interest expense	-	-	-	-	6,998

Total expenses:	157,260	115,421	461,042	222,195	1,073,416

Income (loss) before provision for (benefit from) income taxes	(86,358)	105,579	(255,167)	278,905	15,235

Provision for (benefit from) income taxes	(14,351)	42,671	(67,335)	103,738	53,112

Net income (loss) for the period	$(72,007)	$62,908	$(187,832)	$175,167	$(37,877)

Weighted average number of shares outstanding	4,166,667	4,166,667	4,166,667	4,166,667

Net income (loss) per share - basic and diluted	$(0.02)	$0.02	$(0.05)	$0.04

 The accompanying notes should be read in conjunction with the unaudited condensed consolidated financial statements.

Restaurant Acquisition Partners, Inc. and Subsidiaries
(a development stage company)
Condensed Consolidated Statements of Stockholders’ Equity
July 13, 2008

				Income
				(Deficit)
				Accumulated
	Common		Additional	During the
	Stock		Paid-In	Development
	Shares	Amounts	Capital	Stage	Total

Initial capital from founding stockholders
October 14, 2005 at $0.030 per share	833,334	$83	$24,917	$	$25,000

Net loss				(1,050)	(1,050)

Balance - December 25, 2005	833,334	83	24,917	(1,050)	23,950

Sale of 3,333,333 Units (net of $2,489,743 offering expenses, including issuance of 666,333 shares subject to possible conversion)	3,333,333	333	17,509,924		17,510,257

Gross proceeds from issuance of Unit Purchase Option			100		100

Gross proceeds from issuance of Insider Warrants			960,000		960,000

Proceeds subject to possible conversion			(3,695,152)		(3,695,152)

Net loss				(22,572)	(22,572)

Balance - December 31, 2006	4,166,667	416	14,799,789	(23,622)	14,776,583

Net income				173,577	173,577

Balance - December 30, 2007	4,166,667	416	14,799,789	149,955	14,950,160
Unaudited:
Net loss				(187,832)	(187,832)

Balance - July 13, 2008	4,166,667	$416	14,799,789	$(37,877)	$14,762,328

The accompanying notes should be read in conjunction with the unaudited condensed consolidated financial statements.

Restaurant Acquisition Partners, Inc. and Subsidiaries
(a development stage company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Twenty Eight-Week Period ended 7/13/2008	For The Twenty Eight-Week Period Ended 7/15/2007	Cumulative Period from 10/3/2005 (Date of Inception)through 7/13/2008
Cash flows from operating activities:
Net income (loss)	$(187,832)	$175,167	$(37,877)
Interest earned on treasury bills	(203,384)	(501,100)	(1,083,174)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in:
Prepaid expenses	(96,233)	(29,282)	(101,542)
Accrued expenses	112,344	80,503	369,343
Deferred tax asset	33,756	(73,537)	(143,000)

Net cash used in operating activities	(341,349)	(348,249)	(996,250)

Cash flows from investing activities:
Disbursements from trust	203,000	512,097	1,066,097
Cash placed in trust	-	-	(19,535,000)
Payment of deferred acquisition costs	(12,410)		(12,410)
Net cash used in investing activities	190,590	512,097	(18,481,313)

Cash flows from financing activities:
Payment of notes payable - stockholders	-	-	(124,000)
Proceeds from sale of Units to public	-	-	20,000,000
Proceeds from advance payable to stockholders	-	-	124,000
Proceeds from issuance of shares to Initial Stockholders	-	-	25,000
Proceeds from sale of Unit Purchase Option	-	-	100
Proceeds from sale of Insider Warrants	-	-	960,000
Payments of offering costs	-	(223,315)	(1,439,743)
Net cash provided by financing activities	-	(223,315)	19,545,357

Net (decrease) increase in cash	(150,759)	(59,467)	67,794

Cash - beginning of period	218,553	212,809	-

Cash - end of period	$67,794	$153,342	$67,794

Supplemental schedule of cash flow disclosures
Cash paid for:
Interest	$-	$-	$6,998
Income taxes	$25,185	$106,000	$269,104
Supplemental schedule of non-cash investing activities:
Accrual of deferred acquisition costs	$359,880	$-	$359,880
Supplemental schedule of non-cash financing activities:
Accrual of deferred underwriting fee	$-	$-	$1,050,000

The accompanying notes should be read in conjunction with the unaudited condensed consolidated financial statements.

Restaurant Acquisition Partners, Inc. and Subsidiaries
(a development stage company)
Notes to Unaudited Condensed Consolidated Financial Statements
July 13, 2008

NOTE A—BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements at July 13, 2008 and for the periods ending July 13, 2008 and July 15, 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X include the accounts of Restaurant Acquisition Partners, Inc, Oregano’s Acquisition, Inc., an Arizona corporation and a wholly owned subsidiary of Restaurant Acquisition (“Merger Sub”), Oregano’s Real Estate Holdings LLC, a Delaware limited liability company and a wholly-owned subsidiary of Restaurant Acquisition (“Oregano’s Real Estate”), and Oregano’s Holdings LLC, a Delaware limited liability company and a wholly owned subsidiary of Restaurant Acquisition (“Merger LLC”) collectively referred to as the “Company” All significant intercompany transactions and balances have been eliminated.

Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the audited financial statements that were included in the Company’s Form 10-KSB for the fiscal year ended December 30, 2007.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as disclosed herein, considered necessary for a fair statement of our financial position, the results of our operations and cash flows have been included in these unaudited condensed consolidated financial statements. The December 30, 2007 balance sheet has been derived from the Company's audited financial statements.

Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 28, 2008.

NOTE B—ORGANIZATION AND BUSINESS OPERATIONS; GOING CONCERN CONSIDERATION

The Company was incorporated in Delaware on October 3, 2005. The Company was formed to serve as a vehicle for the acquisition through a merger, capital stock exchange, asset acquisition or other similar business combination ("Business Combination") of an operating business in the restaurant industry (“Target Business”). The Company has neither engaged in any operations nor generated revenue. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. As such, the Company's operations relate to organizational activities, initial public offering and search for a business combination for the twelve-week period ended July 13, 2008, the twelve-week period ended July 15, 2007, the twenty eight-week period ended July 13, 2008,the twenty eight week-period ended July 15, 2007 and for the cumulative period from inception (October 3, 2005) through July 13, 2008.

The reconciliation of investments held in trust as of July 13, 2008 is as follows:

Contribution to trust	$19,535,000
Interest income earned	$1,083,174
Withdrawals to fund income taxes	$(407,599)
Withdrawals to fund operations	$(658,498)
Total investments held in trust	$19,552,077

Restaurant Acquisition Partners, Inc. and Subsidiaries
(a development stage company)
Notes to Unaudited Condensed Financial Statements
July 13, 2008

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

Restaurant Acquisition Partners, Inc. and Subsidiaries
(a development stage company)
Notes to Unaudited Condensed Financial Statements
July 13, 2008

NOTE B—ORGANIZATION AND BUSINESS OPERATIONS; GOING CONCERN CONSIDERATION (cont.)

Accordingly, a portion of the net proceeds of the Offering (19.99% of the amount originally held in the Trust Fund excluding the $0.315 per share attributable to the deferred Underwriter’s discount and non-accountable expense allowance) has been classified as common stock subject to possible conversion in the accompanying July 13, 2008 balance sheet. Such public stockholders are entitled to receive their pro rata share of the Trust Fund computed without regard to the shares held by Founding Stockholders.

If the Company does not complete a Business Combination by June 20, 2008, 18 months from the date of the completion of the Offering, or December 20, 2008, 24 months from the completion of the Offering if certain extension criteria have been satisfied (the"Acquisition Period"), the proceeds held in the Trust Fund will be distributed to the Company's public stockholders, excluding the Founding Stockholders to the extent of their initial stock holdings. The Company has satisfied the extension requirement to December 20, 2008 (See Note H). There is no assurance that the Company will be able to successfully effect a Business Combination during this period. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements are prepared assuming the Company will continue as a going concern. The company has satisfied the extension period (see Note H).

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Income (Loss) per Share

Income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. The effect of the 6,666,666 cutstanding warrants issued in connection with the Offering, and the 1,500,000 outstanding warrants issued in connection with the private placement has not been included in the diluted weighted average shares since the warrants are contingently exercisable. The effect of the 105,000 Units included in the underwriter’s purchase option along with the warrants underlying such units, has not been considered in the diluted earnings per share calculation since the market price of the unit was less than the exercise price during the period.

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

Restaurant Acquisition Partners, Inc. and Subsidiaries
(a development stage company)
Notes to Unaudited Condensed Financial Statements
July 13, 2008

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

The Company agreed to pay the Underwriter an underwriting discount of 8% of the gross proceeds of the Offering and a non-accountable expense allowance of 2% of the gross proceeds of the Offering. However, the Underwriter has agreed that 3.25% of underwriting discount and 2% of non-accountable expense allowance will not be payable unless and until the Company completes a Business Combination and has waived its right to receive such payment upon the Company’s liquidation if the Company is unable to complete a Business Combination. Accordingly, the deferred underwriting discount and non-accountable expense allowance aggregating $1,050,000 has been classified as a liability in the accompanying July 13, 2008 balance sheet. In connection with the Offering, the Company also issued an option, for $100, to the Underwriter, to purchase 105,000 units at an exercise price of $7.20 per Unit (the “Underwriter’s Option”). The Units issuable upon exercise of the Underwriter’s Option are identical to those sold in the Offering except that the warrants included in the Underwriter’s Option have an exercise price of $6.00 per share and both the units and the warrants may be exercised on a “cashless” basis. The Underwriter’s Option may be exercised commencing on the later of the consummation of a Business Combination and December 20, 2007. The Underwriter’s Option expires on December 20, 2011. The Company intends to account for the fair value of the Underwriter’s Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in charge directly to stockholders’ equity. The Company estimates that the fair value of the Underwriter’s Option is approximately $318,276 ($3.03 per Unit) using a Black-Scholes option-pricing model.   The fair value of the Underwriter’s Option is estimated as of the date of grant using the following assumptions: (1) expected volatility of 58.13%, (2) risk-free interest rate of 5.29% and (3) expected life of 5 years.

Restaurant Acquisition Partners, Inc. and Subsidiaries
(a development stage company)
Notes to Unaudited Condensed Financial Statements
July 13, 2008

NOTE E—RELATED PARTY TRANSACTION

The Company has agreed to pay Pacific Ocean Restaurants, Inc., a wholly-owned subsidiary of Passport Restaurants, Inc. and a company where certain of the Founding Stockholders serve in executive or consulting capacities, an administrative fee of $7,500 per month for office space and general and administrative services commencing December 14, 2006 through the acquisition date of a Target Business. The statements of operations for the twelve week-period ended July 13, 2008, the twelve week-period ended July 15, 2007 and the period from October 5, 2005(inception) to July 13, 2008 include $20,720, $20,769 and $144,047, respectively, of expenses related to this agreement.

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

At July 13, 2008, 8,481,666 shares of common stock were reserved for issuance upon exercise of the Warrants, the Insider Warrants and the Underwriter’s Option.

NOTE H—MERGER AGREEMENT

On June 19, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Oregano’s Pizza Bistro, Inc., an Arizona corporation (“Oregano’s”) and Mark S. Russell, Oregano’s sole shareholder and principal executive officer (“Russell”).

Restaurant Acquisition Partners, Inc. and Subsidiaries
(a development stage company)
Notes to Unaudited Condensed Financial Statements
July 13, 2008

NOTE H—MERGER AGREEMENT (cont.)

The Merger Agreement provides that subject to the terms and conditions specified, Merger Sub will be merged with and into Oregano’s, with Oregano’s as the surviving corporation. Immediately following this merger, Oregano’s will merge with and into Merger LLC, with Merger LLC as the surviving limited liability company. Following consummation of these transactions, Restaurant Acquisition will change its name to “Oregano’s Pizza Bistro, Inc.” and Merger LLC will continue as its wholly owned subsidiary.

The Merger Agreement provides that Russell will be entitled to closing consideration equal to 6.5 times Oregano’s adjusted earnings before interest, taxes, depreciation and amortization for the 12 months ending August 31, 2008 (“Adjusted EBITDA”). The closing consideration will be reduced by certain outstanding indebtedness and will be subject to adjustment to the extent working capital is greater or less than negative $1.5 million. In addition, the closing consideration will be increased by an amount equal to third party capital expenditures incurred by Oregano’s for the construction or development of new restaurants prior to the closing in accordance with its project development plan and budget.

The Merger Agreement provides that Russell will be entitled to contingent consideration equal to 1.0 times Adjusted EBITDA if both (1) Oregano’s completes and opens three new restaurants before the second anniversary of the closing and (2) Russell is an employee of Oregano’s at the time of completion.

Up to 52% of the estimated merger closing consideration (not in excess of $8.5 million) will be payable at closing in cash with the balance paid in Restaurant Acquisition common stock valued at $5.69 per share. Restaurant Acquisition will hold back 447,645 shares of such common stock to secure Russell’s indemnification obligations under the Merger Agreement. To the extent the post-closing audit process results in actual merger closing consideration exceeding estimated merger closing consideration, then additional payments to Russell will be made in Restaurant Acquisition common stock. To the extent the post-closing audit process results in estimated merger closing consideration exceeding actual merger closing consideration, such excess amount will be payable by Russell in cash or by return of Restaurant Acquisition common stock originally issued to him, valued at $5.69 per share.

The contingent consideration will be payable in cash or in stock, at Russell’s option. If payable in stock, the contingent consideration will be valued based on average closing price for the five trading days ending on the second business day prior to the termination of the earn-out period.

All of the Restaurant Acquisition common stock issued in connection with the transaction will be restricted from sale, hedge or pledge for six months following the closing pursuant to a standard lockup.

The merger is subject to customary closing conditions. In addition, the closing is conditioned on (a) the affirmative vote of the Restaurant Acquisition stockholders to adopt the Merger Agreement and the Restaurant Acquisition stock incentive plan, (b) fewer than 20% of the shares of Restaurant Acquisition common stock issued in Restaurant Acquisition’s initial public offering voting against the merger and electing to convert their shares into cash in accordance with Restaurant Acquisition’s amended and restated certificate of incorporation, (c) the transactions contemplated by the Real Estate Purchase Agreement (as set forth below) having closed or closing simultaneously with the Merger Agreement and (d) Restaurant Acquisition having received financing of at least $5.0 million.

Restaurant Acquisition Partners, Inc. and Subsidiaries
(a development stage company)
Notes to Unaudited Condensed Financial Statements
July 13, 2008

NOTE H—MERGER AGREEMENT (cont.)

The merger is expected to be consummated in the fourth quarter of 2008, after the required approval by the stockholders of Restaurant Acquisition and the fulfillment of certain other conditions.

NOTE I—REAL ESTATE PURCHASE AGREEMENT

On June 19, 2008, Oregano’s Real Estate entered into a Purchase and Sale Agreement with City Surf Management Group, LLC (“City Surf”) and Russell, City Surf’s sole member (the “Real Estate Purchase Agreement”). Pursuant to the Real Estate Purchase Agreement, Oregano’s Real Estate has agreed to purchase six parcels of real property (the “Property”) in Arizona, five of which relate to existing Oregano’s restaurants and one of which is a restaurant in development.

The closing purchase price for the Property is $9,221,000 payable in cash, of which $922,100 will be subject to holdback to secure City Surf’s indemnification obligations. To the extent the estimated deductions for indebtedness and working capital pursuant to the Merger Agreement (as described above) exceed $8.5 million, then a portion of the cash consideration payable as closing purchase price for the Property will instead be payable in the form of Restaurant Acquisition stock valued at $5.69 per share.

In addition, City Surf may be entitled to contingent consideration in an amount equal to excess of the independent appraised value of the Property at the third anniversary of the closing over the closing purchase price. Such consideration will be payable in cash or Restaurant Acquisition common stock at Russell’s election.

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

We had a net loss of $(72,007) for the twelve-week period ended July 13, 2008 consisting of $ 70,902 of interest income, which reflects significantly lower interest rates on government treasury bills, on the trust account investment, a benefit of $14,351 from income taxes reduced by $20,720 for a monthly administrative services agreement, and $136,540 for other general administrative expenses including expenses for state franchise taxes, professional services, consulting services, travel, and officers and directors liability insurance. We had net income of $62,908 for the twelve week-period ended July 15, 2007 consisting of interest income of $221,000 on the trust account investment, reduced by $42,671 for income tax expense, $20,769 for a monthly administrative services agreement, and $94,652 for other general administrative expenses including expenses for state franchise taxes, professional services, consulting services, travel, and officers and directors liability insurance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (Cont).

We had a net loss of $187,832 for the twenty eight-week period ended July 13, 2008 consisting of $205,875 of interest income, which reflects significantly lower interest rates on government treasury bills, on the trust account investment and cash balances, a benefit of $67,335 from income taxes reduced by $48,462 for a monthly administrative services agreement, and $412,580 for other general administrative expenses including expenses for state franchise taxes, professional services, consulting services, travel, and officers and directors liability insurance. We had a net profit of $175,167 for the twenty-eight week period ended July 15, 2007 consisting of interest income of $501,100 on the trust account investment, reduced by $103,738 for income tax expense, $48,462 for a monthly administrative services agreement, and $173,733 for other general administrative expenses including expenses for state franchise taxes, professional services, consulting services, travel, and officers and directors liability insurance.

We had a net loss of $37,877 for the period from October 3, 2005 (inception) through July 13, 2008 consisting of interest income of $1,088,651 on the trust account investment and cash balances reduced by $53,112 for income tax expense, $144,097 for a monthly administrative services agreement, $6,998 for interest expense, $10,855 for organizational costs and $911,466 for other general administrative expenses including expenses for state franchise taxes, professional services, consulting services, travel, and officers and directors liability insurance.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (Cont).

We are directing and intend to continue to direct our efforts toward the completion of the business combination with Oregano's Pizza Bistro, Inc. and the purchase of the related real property.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 13, 2008. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

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

ITEM 3. CONTROLS AND PROCEDURES. (cont.)

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of August 2008.

RESTAURANT ACQUISITION PARTNERS, INC.

By:	/s/ Christopher R. Thomas
Christopher R. Thomas Chief Executive Officer, President and Director (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher R. Thomas	Chief Executive Officer, President and Director	August 25, 2008
Christopher R. Thomas	(Principal Executive Officer and Principal Accounting and Financial Officer)

/s/ Clyde E. Culp III	Executive Vice President, Chairman of the Board of Directors and Director	August 25, 2008
Clyde E. Culp III

/s/ John M. Creed	Vice President, Secretary and Director	August 25, 2008
John M. Creed