Form 10-Q
period 2008-10-05
Restaurant Acquisition Partners, Inc.
filed 2008-11-25
CIK 1340995

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 5, 2008

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
(Title of Class)

Indicate by check mark whether the registrant: (1) has all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

As of November 10, 2008, there were 4,166,667 shares of Common Stock, $.0001 par value per share, outstanding.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed consolidated balance sheets as of October 5, 2008 (unaudited) and December 30, 2007	2

	Condensed consolidated statements of operations for the twelve week-period ended October 5, 2008, the twelve week-period ended October 7, 2007, the forty week-period ended October 5, 2008, the forty week-period ended October 7, 2007 and the cumulative period from October 3, 2005 (date of inception) through October 5, 2008 (unaudited)	3

	Condensed consolidated statements of stockholders’ equity for the period from October 3, 2005 (date of inception) to October 5, 2008 (unaudited)	4

	Condensed consolidated statements of cash flows for the forty week-period ended October 5, 2008, the forty week-period ended October 7, 2007, and the cumulative period from October 3, 2005 (date of inception) through October 5, 2008 (unaudited)	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis or Plan of Operations	13

Item 3.	Controls and Procedures	14

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		16

PART I

ITEM 1. FINANCIAL STATEMENTS.

Restaurant Acquisition Partners, Inc. and Subsidiaries
(a development stage company)
Condensed Consolidated Balance Sheets

	(Unaudited)
	October 5,	December 30,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash	$1,637	$218,553
Investments held in trust	19,560,648	19,551,693
Prepaid expenses	87,313	5,309
Total Current Assets	19,649,598	19,775,555
Deferred acquisition costs	517,206	-
Deferred tax asset, net of valuation allowance	131,249	176,756
Total Assets	$20,298,053	$19,952,311
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$839,221	$256,999
Deferred underwriting fee	1,050,000	1,050,000
Total Current Liabilities	1,889,221	1,306,999

Common stock, subject to possible conversion, 666,333 shares at conversion value	3,695,152	3,695,152

Commitments

Preferred stock - $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $.0001 par value, 50,000,000 shares authorized; 4,166,667 issued and outstanding (which includes 666,333 shares subject to possible conversion)	416	416
Additional paid-in capital	14,799,789	14,799,789
Income (Deficit) accumulated during the development stage	(86,525)	149,955
Total stockholders' equity	14,713,680	14,950,160

Total liabilities and stockholders' equity	$20,298,053	$19,952,311

The accompanying notes should be read in conjunction with the unaudited condensed consolidated financial statements.

Restaurant Acquisition Partners, Inc. and Subsidiaries
(a development stage company)
Condensed Consolidated Statement of Operations
(Unaudited)

					Cumulative
					Period from
			For The	For The	October 3, 2005
	For The Twelve-Week	For The Twelve-Week	Forty- Week	Forty- Week	(Date of Inception)
	Period Ended	Period Ended	Period ended	Period Ended	through
	October 5, 2008	October 7, 2007	October 5, 2008	October 7, 2007	October 5, 2008
Income:
Interest income	$61,571	$191,851	$267,446	$692,951	$1,150,222
Costs and expenses:
General and administrative expenses	67,578	84,794	528,397	306,989	1,122,918
Organization costs	-	-	-	-	10,855
Interest expense	-	-	-	-	6,998

Total expense:	67,578	84,794	528,397	306,989	1,140,771

(Loss) income before provision for (benefit from) income taxes	(6,007)	107,057	(260,951)	385,962	9,451

Provision for (benefit from) income taxes	42,641	42,828	(24,471)	146,566	95,976

Net (loss) income for the period	$(48,648)	$64,229	$(236,480)	$239,396	$(86,525)

Weighted average number of shares outstanding	4,166,667	4,166,667	4,166,667	4,166,667

Net income (loss) per share - basic and diluted	$0.01	$0.02	$(0.06)	$0.06

The accompanying notes should be read in conjunction with the unaudited condensed consolidated financial statements.

Restaurant Acquisition Partners, Inc. and Subsidiaries
(a development stage company)
Condensed Consolidated Statements of Stockholders’ Equity

				Income
				(Deficit)
				Accumulated
	Common		Additional	During the
	Stock		Paid-In	Development
	Shares	Amounts	Capital	Stage	Total

Initial capital from founding stockholders October 14, 2005 at $0.030 per share	833,334	$83	$24,917		$	$ 25,000

Net loss				(1,050)		(1,050)

Balance - December 25, 2005	833,334	83	24,917	(1,050)		23,950

Sale of 3,333,333 Units (net of $2,489,743 offering expenses, including issuance of 666,333 shares subject to possible conversion)	3,333,333	333	17,509,924			17,510,257

Gross proceeds from issuance of Unit Purchase Option			100			100

Gross proceeds from issuance of Insider Warrants			960,000			960,000

Proceeds subject to possible conversion			(3,695,152)			(3,695,152)

Net loss				(22,572)		(22,572)

Balance - December 31, 2006	4,166,667	416	14,799,789	(23,622)		14,776,583

Net income				173,577		173,577

Balance - December 30, 2007	4,166,667	416	14,799,789	149,955		14,950,160
Unaudited:
Net loss				(236,480)		(236,480)

Balance – October 5, 2008	4,166,667	$416	$14,799,789	$(86,525)		$14,713,680

The accompanying notes should be read in conjunction with the unaudited condensed consolidated financial statements.

Restaurant Acquisition Partners, Inc. and Subsidiaries
(a development stage company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Forty- Week Period Ended October 5, 2008	For The Forty- Week Period Ended October 7, 2007	Cumulative Period from October 3, 2005 (Date of Inception) through October 5, 2008
Cash flows from operating activities:
Net (loss) income	$(236,480)	$239,396	$(86,525)
Interest earned on treasury bills	(264,955)	(692,052)	(1,144,745)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in:
Prepaid expenses	(82,004)	(28,713)	(87,313)
Accrued expenses	180,100	(140,819)	437,099
Deferred tax asset	45,507	(97,352)	(131,249)

Net cash used in operating activities	(357,832)	(719,540)	(1,012,733)

Cash flows from investing activities:
Disbursements from trust	256,000	707,097	1,119,097
Cash placed in trust	-	-	(19,535,000)
Payment of deferred acquisition costs	(115,084)		(115,084)
Net cash provided by (used in) investing activities	140,916	707,097	(18,530,987)

Cash flows from financing activities:
Payment of notes payable - stockholders	-	-	(124,000)
Proceeds from sale of Units to public	-	-	20,000,000
Proceeds from advance payable to stockholders	-	-	124,000
Proceeds from issuance of shares to Initial Stockholders	-	-	25,000
Proceeds from issuance of Unit Purchase Option	-	-	100
Proceeds from issuance of Insider Warrants	-	-	960,000
Payments of offering costs	-	-	(1,439,743)
Net cash provided by financing activities	-	-	19,545,357

Net (decrease) increase in cash	(216,916)	(12,443)	1,637

Cash - beginning of period	218,553	212,809	-

Cash - end of period	$1,637	$200,366	$1,637

Supplemental schedule of cash flow disclosures
Cash paid for:
Interest	$-	$-	$6,998
Income taxes	$271,002	$-	$271,002
Supplemental schedule of non-cash investing activities:
Accrual of deferred acquisition costs	$402,122	$-	$402,122
Supplemental schedule of non-cash financing activities:
Accrual of deferred underwriting fee	$-	$-	$1,050,000

The accompanying notes should be read in conjunction with the unaudited condensed consolidated financial statements.

Restaurant Acquisition Partners, Inc. and Subsidiaries
(a development stage company)
Notes to Unaudited Condensed Consolidated Financial Statements
October 5, 2008

NOTE A—BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements at October 5, 2008, for the twelve week-periods ending October 5, 2008 and October 7, 2007, for the forty week-periods ending October 5, 2008 and October 7, 2007 and the cumulative period from October 3, 2005 (date of inception) to October 5, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and include the accounts of Restaurant Acquisition Partners, Inc, Oregano’s Acquisition, Inc., an Arizona corporation and a wholly owned subsidiary of Restaurant Acquisition (“Merger Sub”), Oregano’s Real Estate Holdings LLC, a Delaware limited liability company and a wholly-owned subsidiary of Restaurant Acquisition (“Oregano’s Real Estate”), and Oregano’s Holdings LLC, a Delaware limited liability company and a wholly owned subsidiary of Restaurant Acquisition (“Merger LLC”), collectively referred to as the “Company”. All significant intercompany transactions and balances have been eliminated.

Accordingly, the financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the audited financial statements that were included in the Company’s Form 10-KSB for the fiscal year ended December 30, 2007.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as disclosed herein, considered necessary for a fair statement of financial position, results of operations and cash flows have been included in these unaudited condensed consolidated financial statements. The December 30, 2007 balance sheet has been derived from the Company's audited financial statements.

Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 28, 2008.

NOTE B—ORGANIZATION AND BUSINESS OPERATIONS; GOING CONCERN CONSIDERATION

The Company was incorporated in Delaware on October 3, 2005. The Company was formed to serve as a vehicle for the acquisition through a merger, capital stock exchange, asset acquisition or other similar business combination ("Business Combination") of an operating business in the restaurant industry (“Target Business”). The Company has neither engaged in any operations nor generated revenue. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. As such, the Company's operations relate to organizational activities, initial public offering and search for a business combination for the twelve-week period ended October 5, 2008, the twelve-week period ended October 7, 2007, the forty-week period ended October 5, 2008,the forty-week period ended October 7, 2007 and for the cumulative period from inception (October 3, 2005) through October 5, 2008.

Restaurant Acquisition Partners, Inc. and Subsidiaries
(a development stage company)
Notes to Unaudited Condensed Financial Statements
October 5, 2008

NOTE B—ORGANIZATION AND BUSINESS OPERATIONS; GOING CONCERN CONSIDERATION (cont.)

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on December 14, 2006. The Company consummated the Offering on December 20, 2006 and received net proceeds of approximately $17.5 million. The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering of its Units (as described in Note D), although substantially all of the net proceeds of the Offering are intended to be generally applied toward a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $19,535,000, which includes $960,000 relating to the sale of Insider Warrants (as defined below) and $1,050,000 deferred payment to Capital Growth Financial LLC and Tejas Securities Group , Inc., the underwriters in the Offering (collectively, the “Underwriter”), of the net proceeds is being held in a trust account (“Trust Fund”) and invested in government securities until the earlier of (i) the completion of a first Business Combination and (ii) the distribution of the Trust Fund as described below. The cash placed in the Trust Account has been invested in a Treasury Bill which is being accounted for as a trading security. The placing of funds in the Trust Fund may not protect those funds from third party claims against the Company. Although the Company will seek to have vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Fund, there is no guarantee that they will execute such agreements. The Company’s Founding Stockholders have severally agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Fund are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that the Founding Stockholders will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Fund) and interest and other earnings on the net proceeds held in the Trust Fund up to $1,025,000, after giving effect to applicable taxes, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The reconciliation of investments held in trust as of October 5, 2008 is as follows:

Contribution to trust	$19,535,000
Interest income earned	$1,144,745
Withdrawals to fund income taxes	$(430,768)
Withdrawals to fund operations (1)	$(688,329)
Total investments held in trust	$19,560,648
(1) Limited to $1,025,000 of earnings on the Trust Account.

As noted above, as of October 5, 2008 the company had withdrawn $688,329 of the $1,025,000 permitted for working capital purposes, leaving $366,671 permitted to be withdrawn. As of October 5, 2008, the company had liabilities, other than taxes payable and deferred underwriting fees, net of cash, of approximately $774,000, an amount that exceeds our potential available working capital draw by approximately $437,000.

In addition, there must be sufficient interest income, net of any taxes due on such interest income, to withdraw the remaining working capital funds. At October 5, 2008, there was only approximately $25,000 of interest available for withdrawal in the Trust Fund. The majority of our outstanding liabilities results from the pending business combination and will be funded upon consummation of the business combination. Through December 2008, our working capital needs will be met by earnings on the Trust Fund, if necessary, we will seek working capital loans.

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

With respect to a Business Combination which is approved and consummated, any public stockholder who voted against the Business Combination will be entitled to convert their stock into their pro rata share of the Trust Fund, including $0.315 per share ($1,050,000 in total) being held in the Trust Fund attributable to the deferred Underwriter’s discount and non-accountable expense allowance, and any accrued interest earned on their portion of the Trust Fund not previously released to the company, as of two business days prior to the proposed completion of the Business Combination. Accordingly, public stockholders holding 19.99% of the aggregate number of shares owned by all public stockholders may seek conversion of their shares in the event of a Business Combination to the shares held by the Founding Stockholders.

Restaurant Acquisition Partners, Inc. and Subsidiaries
(a development stage company)
Notes to Unaudited Condensed Financial Statements
October 5, 2008

NOTE B—ORGANIZATION AND BUSINESS OPERATIONS; GOING CONCERN CONSIDERATION (cont.)

Accordingly, a portion of the net proceeds of the Offering (19.99% of the amount originally held in the Trust Fund excluding the $0.315 per share attributable to the deferred Underwriter’s discount and non-accountable expense allowance) has been classified as common stock subject to possible conversion in the accompanying October 5, 2008 balance sheet. Such public stockholders are entitled to receive their pro rata share of the Trust Fund computed without regard to the shares held by Founding Stockholders.

If the Company does not complete the Business Combination described in NOTE H by June 20, 2008, 18 months from the date of the completion of the Offering, or December 20, 2008, 24 months from the completion of the Offering (the"Acquisition Period"), the proceeds held in the Trust Fund will be distributed to the Company's public stockholders, excluding the Founding Stockholders to the extent of their initial stock holdings. The Company has satisfied the extension requirement to December 20, 2008 (See Note H). There is no assurance that the Company will be able to successfully effect a Business Combination during this period. If the Business Combination described in NOTE H is not consummated, the Company will not be able to pursue an alternate transaction. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements are prepared assuming the Company will continue as a going concern. .

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Income (Loss) per Share

Income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. The effect of the 6,666,666 outstanding warrants issued in connection with the Offering, and the 1,500,000 outstanding warrants issued in connection with the private placement has not been included in the diluted weighted average shares since the warrants are contingently exercisable. The effect of the 105,000 Units included in the underwriter’s purchase option along with the warrants underlying such units, has not been considered in the diluted earnings per share calculation since the market price of the units was less than the exercise price during the period.

[2] New Accounting Pronouncements:

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - An Interpreation of FASB Statement No. 109." FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon adoption of FIN 48 and in subsequent periods. The Company did not record any adjustment upon the adoption of FIN 48. During 2008, the Company recorded a liability of $50,685 for uncertain tax benefits. Such amount is included in accounts payable and accrued liabilities.

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
October 5, 2008

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

In December 2007, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 160 “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”) that is effective for annual periods beginning on or after December 15, 2008. Upon adoption of SFAS 160, the Company will classify any non-controlling interests as a component of equity.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE D—INITIAL PUBLIC OFFERING

On December 20, 2006, the Company sold 3,333,333 units (“Units”) at an offering price of $6.00 per Unit. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $4.50. Each Warrant will become exercisable on the later of (a) the completion of a Business Combination with a target business and (b) December 20, 2007 and expiring December 20, 2010. The Warrants may be redeemed by the Company at a cost of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

The Company agreed to pay the Underwriter an underwriting discount of 8% of the gross proceeds of the Offering and a non-accountable expense allowance of 2% of the gross proceeds of the Offering. However, the Underwriter has agreed that 3.25% of underwriting discount and 2% of non-accountable expense allowance will not be payable unless and until the Company completes a Business Combination and has waived its right to receive such payment upon the Company’s liquidation if the Company is unable to complete a Business Combination. Accordingly, the deferred underwriting discount and non-accountable expense allowance aggregating $1,050,000 has been classified as a liability in the accompanying October 5, 2008 balance sheet. In connection with the Offering, the Company also issued an option, for $100, to the Underwriter, to purchase 105,000 units at an exercise price of $7.20 per Unit (the “Underwriter’s Option”). The Units issuable upon exercise of the Underwriter’s Option are identical to those sold in the Offering except that the warrants included in the Underwriter’s Option have an exercise price of $6.00 per share and both the units and the warrants may be exercised on a “cashless” basis. The Underwriter’s Option may be exercised commencing on the later of the consummation of a Business Combination and December 20, 2007. The Underwriter’s Option expires on December 20, 2011. The Company accounted for the fair value of the Underwriter’s Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the Underwriter’s Option is approximately $318,276 ($3.03 per Unit) using a Black-Scholes option-pricing model.   The fair value of the Underwriter’s Option is estimated as of the date of grant using the following assumptions: (1) expected volatility of 58.13%, (2) risk-free interest rate of 5.29% and (3) expected life of 5 years.

Restaurant Acquisition Partners, Inc. and Subsidiaries
(a development stage company)
Notes to Unaudited Condensed Financial Statements
October 5, 2008

NOTE E—RELATED PARTY TRANSACTION

The Company has agreed to pay Pacific Ocean Restaurants, Inc., a wholly-owned subsidiary of Passport Restaurants, Inc. and a company where certain of the Founding Stockholders serve in executive or consulting capacities, an administrative fee of $7,500 per month for office space and general and administrative services commencing December 14, 2006 through the acquisition date of a Target Business. The statements of operations for the twelve week-period ended October 5, 2008, the twelve week-period ended October 7, 2007, the forty week-period ended October 5, 2008, the forty week-period ended October 7, 2007 and the cumulative period from October 5, 2005(date of inception) through October 5, 2008 include $20,769, $20,769, $69,231, $69,231 and $164,816, respectively, of expenses related to this agreement.

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

NOTE G—COMMON STOCK

On May 4, 2006, the Company effected a 1.25-to-1 stock split. On November 17, 2006, the Company effected a 1.5-for-1 reverse stock split. The accompanying financial statements have been retroactively restated to reflect the stock splits.

At October 5, 2008, 8,481,666 shares of common stock were reserved for issuance upon exercise of the Warrants, the Insider Warrants and the Underwriter’s Option.

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

Restaurant Acquisition Partners, Inc. and Subsidiaries
(a development stage company)
Notes to Unaudited Condensed Financial Statements
October 5, 2008

NOTE H—MERGER AGREEMENT (cont.)

The Merger Agreement provides that subject to the terms and conditions specified, Merger Sub will be merged with and into Oregano’s, with Oregano’s as the surviving corporation. Immediately following this merger, Oregano’s will merge with and into Merger LLC, with Merger LLC as the surviving limited liability company. Following consummation of these transactions, the Company will change its name to “Oregano’s Pizza Bistro, Inc.” and Merger LLC will continue as its wholly owned subsidiary.

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

Up to 52% of the estimated merger closing consideration (not in excess of $8.5 million) will be payable at closing in cash with the balance paid in Company common stock valued at $5.69 per share. The Company will hold back 447,645 shares of such common stock to secure Russell’s indemnification obligations under the Merger Agreement. To the extent the post-closing audit process results in actual merger closing consideration exceeding estimated merger closing consideration, then additional payments to Russell will be made in Company common stock. To the extent the post-closing audit process results in estimated merger closing consideration exceeding actual merger closing consideration, such excess amount will be payable by Russell in cash or by return of Company common stock originally issued to him, valued at $5.69 per share.

The contingent consideration will be payable in cash or in stock, at Russell’s option. If payable in stock, the contingent consideration will be valued based on the average closing price for the five trading days ending on the second business day prior to the termination of the earn-out period.

All of the Company common stock issued in connection with the transaction will be restricted from sale, hedge or pledge for six months following the closing pursuant to a standard lockup.

The merger is subject to customary closing conditions. In addition, the closing is conditioned on (a) the affirmative vote of the Company stockholders to adopt the Merger Agreement and the Company’s stock incentive plan, (b) fewer than 20% of the shares of Company common stock issued in the Company’s initial public offering voting against the merger and electing to convert their shares into cash in accordance with the company’s amended and restated certificate of incorporation, (c) the transactions contemplated by the Real Estate Purchase Agreement (as set forth below) having closed or closing simultaneously with the Merger Agreement and (d) the Company’s having received financing of at least $5.0 million.

Restaurant Acquisition Partners, Inc. and Subsidiaries
(a development stage company)
Notes to Unaudited Condensed Financial Statements
October 5, 2008

NOTE H—MERGER AGREEMENT (cont.)

The merger is expected to be consummated in the fourth quarter of 2008, after the required approval by the stockholders and the fulfillment of certain other conditions.

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

The closing purchase price for the Property is $9,221,000 payable in cash, of which $922,100 will be subject to holdback to secure City Surf’s indemnification obligations. To the extent the estimated deductions for indebtedness and working capital pursuant to the Merger Agreement (as described in NOTE H) exceed $8.5 million, then a portion of the cash consideration payable as closing purchase price for the Property will instead be payable in the form of Company stock valued at $5.69 per share.

In addition, City Surf may be entitled to contingent consideration in an amount equal to the excess of the independent appraised value of the Property at the third anniversary of the closing over the closing purchase price. Such consideration will be payable in cash or Company common stock at Russell’s election.

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

We had a net loss of $48,648 for the twelve-week period ended October 5, 2008 consisting of $61,571 of interest income, which reflects significantly lower interest rates on government treasury bills, on the trust account investment,  reduced by $42,641 for income tax expense, $20,769 for a monthly administrative services agreement, and $67,578 for other general administrative expenses including expenses for state franchise taxes, professional services, consulting services, travel, and officers and directors liability insurance. We had net income of $64,229 for the twelve week-period ended October 7, 2007 consisting of interest income of $191,851 on the trust account investment, reduced by $42,828 for income tax expense, $20,769 for a monthly administrative services agreement, and $84,794 for other general administrative expenses including expenses for state franchise taxes, professional services, consulting services, travel, and officers and directors liability insurance .

We had a net loss of $236,480 for the forty-week period ended October 5, 2008 consisting of $267,446 of interest income, which reflects significantly lower interest rates on government treasury bills, on the trust account investment and cash balances, a benefit of $24,471 from income taxes reduced by $69,231 for a monthly administrative services agreement, and $528,397 for other general administrative expenses including expenses for state franchise taxes, professional services, consulting services, travel, and officers and directors liability insurance. We had a net profit of $239,396 for the forty-week period ended October 7, 2007 consisting of interest income of $692,951 on the trust account investment, reduced by $146,566 for income tax expense, $69,231 for a monthly administrative services agreement, and $306,989 for other general administrative expenses including expenses for state franchise taxes, professional services, consulting services, travel, and officers and directors liability insurance .

We had a net loss of $86,525 for the period from October 3, 2005 (inception) through July 13, 2008 consisting of interest income of $1,150,222 on the trust account investment and cash balances reduced by $95,976 for income tax expense, $164,866 for a monthly administrative services agreement, $6,998 for interest expense, $10,855 for organizational costs and $1,122,918 for other general administrative expenses including expenses for state franchise taxes, professional services, consulting services, travel, and officers and directors liability insurance.

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

In connection with our initial public offering, we issued an option, for $100, to Capital Growth to purchase 105,000 units at an exercise price of $7.20 per unit, with each unit consisting of one share of common stock and two warrants. We accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity. We estimated that the fair value of this option was approximately $318,000 ($3.03 per unit) using a Black-Scholes option-pricing model. The fair value of the option granted to Capital Growth was estimated as of the date of grant using the following assumptions: (1) expected volatility of 58.13 percent, (2) risk-free interest rate of 5.29 percent and (3) expected life of five years. The option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash.

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
As of October 5, 2008, the Company had withdrawn $688,329 of the $1,025,000 permitted for working capital purposes, leaving $366,671 permitted to be withdrawn. As of October 5, 2008, the Company liabilities, other than taxes payable and deferred underwriting fees, net of cash, of approximately $774,000, an amount that exceeds our potential available working capital draws by approximately $437,000. In addition, there must be sufficient interest income, net of any taxes due on such interest income, to withdraw the remaining working capital funds. At October 5, 2008, there was only approximately $25,000 of interest available for withdrawal in the Trust Fund. The majority of our outstanding liabilities results from the pending business combination and will be funded upon consummation of the business combination. Through December 2008, our working capital needs will be by earnings on the Trust Fund and, if necessary, we will seek working capital loans.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 5, 2008. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

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

SIGNATURES

Pursuant to the requirements of Section 13 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24 th day of November 2008.

RESTAURANT ACQUISITION PARTNERS, INC.

By:	/s/ Christopher R. Thomas
Christopher R. Thomas Chief Executive Officer, President and Director (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher R. Thomas	Chief Executive Officer, President and Director	November 24, 2008
Christopher R. Thomas	(Principal Executive Officer and Principal Accounting and Financial Officer)

/s/ Clyde E. Culp III	Executive Vice President, Chairman of the Board of Directors and Director	November 24, 2008
Clyde E. Culp III

/s/ John M. Creed	Vice President, Secretary and Director	November 24, 2008
John M. Creed